Form 10-Q
period 1999-06-30
DRKOOP COM INC
filed 1999-08-13
CIK 1073794

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 000-26275

                               drkoop.com, Inc.
            (Exact name of registrant as specified in its charter)


                  Delaware                             95-4697615
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)

                      8920 Business Park Drive, Suite 200
                              Austin, Texas 78759
                   (Address of principal executive offices)

                               ----------------

      (512) 726-5110 (Registrant's telephone number, including area code)

                               ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     (1)  Yes                                 No    X
              -------                            -------
     (2)  Yes                                 No    X
              -------                            -------

     As of July 31, 1999 there were 29,563,169 shares of the Registrant's common stock outstanding.

================================================================================
                               drkoop.com, Inc.
                                   FORM 10-Q
                      For the Quarter Ended June 30, 1999
                                     INDEX

PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Financial Statements

Condensed Balance Sheets at June 30, 1999 (Unaudited) and December 31,
          1998.................................................................3

Condensed Statements of Operations for the three and six month periods ended June 30, 1999 and 1998 (Unaudited).....................4

Condensed Statements of Cash Flows for the six months ended
          June 30, 1999 and 1998 (Unaudited)...................................5

Notes to Condensed Financial Statements (Unaudited)............................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk................................................................17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................30
Item 2.   Changes in Securities and Use of Proceeds...........................30
Item 3.   Defaults Upon Senior Securities.....................................30
Item 4.   Submission of Matters to a Vote of Security Holders.................30
Item 5.   Other Information...................................................31
Item 6.   Exhibits and Reports on Form 8-K....................................31
SIGNATURES....................................................................32

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
                               drkoop.com, Inc.
                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                        June 30,               December 31,
Assets                                                                                    1999                     1998
                                                                                       ---------               ------------
Current assets:                                                                       (Unaudited)
    Cash and cash equivalents                                                          $  85,953                $    --
    Trade accounts receivable                                                                965                       41
    Prepaids and other                                                                     5,852                       22
                                                                                       ---------                ---------
             Total current assets                                                         92,770                       63

Equipment, furniture and fixtures, net                                                       657                      306
Investment in affiliate, at cost                                                           5,000                     --
Intangible assets, net                                                                     3,444                     --
Other assets                                                                                  11                       11
                                                                                       ---------                ---------
             Total assets                                                              $ 101,882                $     380
                                                                                       =========                =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Trade accounts payable                                                             $   4,710                $     804
    Accrued liabilities                                                                    3,610                      520
    Related party payables                                                                   298                    1,193
    Deferred revenue                                                                         700                     --
    Convertible note payable                                                                 300                     --
    Convertible note payable to stockholder, net of discount of $49 at
     December 31, 1998                                                                      --                        451
                                                                                       ---------                ---------
             Total current liabilities                                                     9,618                    2,968
                                                                                       ---------                ---------

Commitments and contingencies (Note 4)

Mandatorily redeemable convertible (Series B) preferred stock;
    liquidation preference of $2,998 at December 31, 1998                                   --                     18,406

Stockholders' equity (deficit):
    Preferred stock, par value $.001; 15,000,000 shares  authorized
    Series A 750,000 shares designated; -0- and 619,102 shares issued
         and outstanding at June 30, 1999 and December 31, 1998                             --                          1
    Common stock, par value of $.001; 75,000,000 shares authorized at
         June 30, 1999 and 15,000,000 shares authorized at December 31,
         1998; 29,563,169 and 8,550,360 shares issued and outstanding
         at June 30, 1999 and December 31, 1998                                               30                        8
    Additional paid-in capital                                                           132,640                     --
    Deferred stock compensation                                                           (3,859)                  (1,425)
    Accumulated deficit                                                                  (36,547)                 (19,578)
                                                                                       ---------                ---------
             Total stockholders' equity (deficit)                                         92,264                  (20,994)
                                                                                       ---------                ---------

             Total liabilities and stockholders' equity (deficit)                      $ 101,882                $     380
                                                                                       =========                =========

The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                               ---------------------------       ---------------------------
                                                                  1999            1998             1999            1998
                                                               ------------   ------------       ------------   ------------
Revenue:
   Content subscription and software license                    $       238    $      --          $       454    $      --
   Advertising and sponsorship                                          781           --                  969           --
                                                               ---------------------------       ---------------------------
       Total revenue                                                  1,019           --                1,423           --
                                                               ---------------------------       ---------------------------
Operating expenses:
   Production, content and product development                        2,110            672              3,145            955
   Sales and marketing                                                8,010            182             10,058            347
   General and administrative                                         1,740            559              2,844            818
   Amortization of deferred stock compensation                          592           --                1,074           --
                                                               ---------------------------       ---------------------------
       Total operating expenses                                      12,452          1,413             17,121          2,120
                                                               ---------------------------       ---------------------------
Loss from operations                                                (11,433)        (1,413)           (15,698)        (2,120)

Interest income and expense, net                                         67             14                 36             13
                                                               ---------------------------       ---------------------------
       Net loss                                                     (11,366)        (1,399)           (15,662)        (2,107)

Accretion of redeemable securitites to fair value                    (6,319)          --              (17,255)          --

Dividend to preferred stockholders                                     --             --               (9,147)          --
                                                               ---------------------------       ---------------------------
Loss attributable to common stockholders                        $   (17,685)   $    (1,399)       $   (42,064)   $    (2,107)
                                                               ===========================       ===========================
Basic and diluted net loss per share attributable
  to common stockholders                                        $     (1.28)   $     (0.16)       $     (3.75)   $     (0.27)
                                                               ===========================       ===========================
Weighted average shares used in computing basic and
  diluted net loss per share attributable to common
  stockholders                                                       13,810          8,550             11,207          7,794
                                                               ===========================       ===========================


   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Cash Flows
                                (in thousands)
                                  (Unaudited)

                                                                 Six Months Ended June 30,
                                                                 ------------------------
Operating Activities:                                               1999          1998
                                                                 ----------   -----------
    Net loss                                                     $  (15,662)  $    (2,107)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                                  654            12
         Amortization of deferred stock compensation                  1,074          --
         Interest accretion on convertible notes payable                 95          --

         Changes in assets and liabilities:
         Accounts receivable                                           (924)         --
         Prepaids and other assets                                   (3,590)          (74)
         Accounts payable                                             3,906           268
         Accrued liabilities                                          3,090           144
         Related party payables                                        (895)         (515)
         Deferred revenue                                               700          --
                                                                 ----------   -----------
              Cash used in operating activities                     (11,552)       (2,272)
                                                                 ----------   -----------
Investing Activities:
    Purchase of furniture, fixtures and equipment                      (450)          (96)
                                                                 ----------   -----------
              Cash used in investing activities                        (450)          (96)
                                                                 ----------   -----------
Financing Activities:
    Proceeds from issuance of preferred stock                         3,500         5,056
    Proceeds from issuance of convertible notes payable               5,775          --
    Proceeds from exercise of stock options                             248
    Proceeds from issuance of common stock, net                      88,432          --
                                                                 ----------   -----------
              Cash provided by financing activities                  97,955         5,056
                                                                 ----------   -----------
    Increase in cash and cash equivalents                            85,953         2,688

    Cash and cash equivalents at beginning of period                   --               8
                                                                 ----------   -----------
    Cash and cash equivalents at end of period                   $   85,953   $     2,696
                                                                 ==========   ===========


   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


NOTE 1 - ORGANIZATION

drkoop.com, Inc. (the "Company"), a Delaware corporation, was incorporated on July 17, 1997 (date of inception). The Company operates an Internet-based consumer healthcare network, consisting of an interactive Web site providing consumers with healthcare information and services, as well as affiliate relationships with portals, other websites, local healthcare organizations and traditional media outlets.

Effective June 11, 1999, the Company completed an initial public offering of 10,781,250 shares, including the underwriter's over allotment, at $9 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount) totaled approximately $88.4 million. Simultaneous with the closing of the initial public offering, each outstanding share of Series A convertible preferred stock was automatically converted into 1.085 shares of common stock, Series B redeemable convertible preferred stock was automatically converted into 1.029 shares of common stock, Series C convertible preferred stock was automatically converted into one share of common stock. The conversion resulted in the issuance of 8,594,835 shares of common stock, including the issuance of 1,345,185 shares of common stock to satisfy in full a purchase option and related anti-dilution adjustment rights. An additional 876,180 shares of common stock were issued upon conversion of certain convertible notes payable.

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement filed on Form S-1 with the Securities and Exchange Commission (File No. 333-73459). The results of operations for the three month periods ended June 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 3 - NET LOSS PER SHARE

Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options and warrants for common stock shares is antidilutive due to the Company's net loss.

The following pro forma calculation of net loss per share for the three and six months ended June 30, 1999 and 1998, respectively, assumes the conversion of all convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance. This presentation is provided as the Company's historical capital structure is not indicative of its current capital structure due to the automatic conversion of all shares of convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock concurrent with the closing of the Company's recent initial public offering.

                                                    Three months ended June 30,          Six months ended June 30,
                                                    ---------------------------          -------------------------
    (in thousands, except per share data)              1999             1998               1999             1998
                                                       ----             ----               ----             ----

Net loss                                             $(11,366)        $ (1,399)          $(15,662)        $ (2,107)
                                                     ========         ========           ========         ========

Basic and diluted:
  Shares used in computing basic and diluted
     net loss                                          13,810            8,550             11,207            7,794
                                                     ========         ========           ========         ========

  Basic and diluted net loss per share               $  (0.82)        $   (.16)          $  (3.75)        $   (.27)
                                                     ========         ========           ========         ========

Pro forma:
  Shares used above                                    13,810            8,550             11,207            7,794

Pro forma adjustment to reflect weighted
effect of assumed conversion of convertible
notes payable and preferred stock                       7,669            2,267              7,806            1,174
                                                     --------         --------           --------         --------

Shares used in computing pro forma basic and
diluted net loss per share                             21,479          10,817              19,013            8,968
                                                     ========         ========           ========         ========

Pro forma basic and diluted net loss per
share                                                $   (.53)        $   (.13)          $   (.82)        $   (.23)
                                                     ========         ========           ========         ========


NOTE 4 - COMMITMENTS & CONTINGENCIES

Infoseek and Buena Vista portal agreements
On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which the Company will be the exclusive provider of health and related content on three websites of the Go Network: Go.com Health Center on Infoseek, ESPN.com Training Room and the Family.com Health Channel. Under the Infoseek agreement, the Company will also be the premier health content provider for ABCnews.com. In addition, the Company will be the exclusive pharmacy and drugstore, health insurance and clinical trials partner in the Go.com Health Center. Under these agreements, users on the Go Network will be able to access various health information, services, interactive tools and commerce opportunities through a co-branded website served by the Company. In the event the Company elects not to provide specific content, content may be obtained from a third party.

The term of both agreements is for three years, except that each of the parties may elect to terminate the relationship after two years. The Company will pay Infoseek and the Buena Vista Internet Group $57.9 million in total consideration consisting of cash and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three year term. The cash portion of this obligation is payable approximately as follows: $16.2 million in the first year of the agreements, $18.2 million in the second year of the agreements and $21.3 million in the third year. None of the warrants are exercisable prior to one year after issuance.

The warrants have been recorded at a fair value of $2.89 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk-free interest rate of 5.0% and an expected life of 3 years.
The Company will recognize the costs associated with the agreements ratably over the term of agreements.

Purchase Obligation

Effective June 30, 1999, in connection with the America Online, Inc. ("AOL") agreement (see Note 7), the Company entered into a purchase commitment with Netscape Communications Corporation ("Netscape") totaling $5.6 million. The purchase commitment provides for $5.1 million for software products and technology and $500,000 for service fees.

Legal Matters

On April 12, 1999, a civil complaint was filed against the Company attempting to allege, among other things, fraud and breach of contract regarding a terminated consulting arrangement and seeking recovery of damages of $4 million, punitive damages exceeding $5 million, attorney's fees and an injunction prohibiting the Company from offering stock for sale to the public unless and until it recognizes plaintiff's claim to options to acquire 232,500 shares of the Company's common stock alleged to be owed under the consulting agreement. The Company believes that the plaintiff is not entitled to recover and intends to defend this lawsuit vigorously.

On July 28, 1999 adam.com filed a lawsuit seeking to terminate a content agreement among the two companies. The lawsuit also seeks relief related to distribution of some of this content in a manner which adam.com alleges violates the agreement. The Company believes that the claims are without merit and intends to defend this lawsuit vigorously.

NOTE 5 - CHANGES IN CAPITAL STRUCTURE

Effective June 11, 1999, the Company completed an initial public offering of 10,781,250 shares, including the underwriter's over allotment, at $9 per share. (See Note 1).

In June 1999, the Company effected a five-for-two stock split. The effect of this stock split has been recorded retroactively to the inception of the Company in the accompanying financial statements.

In June 1999, the Company increased its authorized capital stock to 75,000,000 shares of common stock, par value $0.001 per share.

NOTE 6 - SUPPLEMENTAL CASH FLOWS INFORMATION


----------------------------------------------------------------------------
                                                                                Six Months Ended
                                                                                    June 30,
------------------------------------------------------------------------------------------------------
                   (in thousands)                                            1999               1998
------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Noncash Financing Activities:
------------------------------------------------------------------------------------------------------
Conversion of related party payable to common stock                         $      -          $    216
------------------------------------------------------------------------------------------------------
Deferred stock compensation related to options granted                      $  3,507          $      -
------------------------------------------------------------------------------------------------------
Accretion of redeemable securities to fair value                            $ 17,255          $      -
------------------------------------------------------------------------------------------------------
Amortization of deferred stock compensation                                 $  1,074          $      -
------------------------------------------------------------------------------------------------------
Issuance of preferred stock for investment in affiliate                     $  5,000          $      -
------------------------------------------------------------------------------------------------------
Issuance of preferred stock for intangible asset                            $  4,000          $      -
------------------------------------------------------------------------------------------------------
Obligation to issue common stock pursuant to option
cancellation agreement                                                      $  9,147          $      -
------------------------------------------------------------------------------------------------------
Conversion of convertible notes payable to common stock                     $  5,990          $      -
------------------------------------------------------------------------------------------------------
Conversion of Series B preferred stock to common stock at IPO               $ 35,660          $      -
------------------------------------------------------------------------------------------------------
Issuance of warrants                                                        $  2,240          $      -
------------------------------------------------------------------------------------------------------



NOTE 7 - SUBSEQUENT EVENT

Effective July 1, 1999, the Company and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement (the "Agreement") pursuant to which the Company was designated as AOL's premier provider of healthcare content. The Agreement obligates the Company to make portal payments aggregating $89.0 million in cash and to provide AOL warrants to purchase drkoop.com common stock. The warrants have the following characteristics:

 .    Warrants to purchase 1,570,932 shares of the Company's common stock for a purchase price of $15.94 per share (the closing price on June 30, 1999). These warrants are fully vested and may be exercised at any time on or after June 30, 2000 and on or prior to June 30, 2008, subject to limited exceptions relating to a change in control of drkoop.com or the early termination of the Agreement between AOL and drkoop.com.

 .    Warrants to purchase up to 1,570,932 shares of the Company's common stock for a purchase price of $20.00 per share. These warrants are not exercisable, and will not become exercisable unless the AOL relationship delivers to drkoop.com during the four years of the Agreement traffic objectives, measured in page views, at or above agreed upon levels. Accordingly, one-fourth of these warrants (i.e., 392,733 warrants) could become vested in each of the next four years if those performance objectives are met. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008 .

 .    Warrants to purchase up to 2,749,131 shares of the Company's common stock.
     These warrants are not exercisable, and will not become exercisable unless the AOL relationship delivers specified usage of a new personal medical records software tool to be developed by drkoop.com and jointly deployed by drkoop.com and AOL. The warrant specifies four performance hurdles, measured by usage of the new tool, which if accomplished will result in

     392,733, 392,733, 785,466 and 1,178,199 warrants becoming vested and exercisable. The exercise price of these warrants will be established at the time they become vested and will be calculated as 80%, 75%, 70% and 65% of fair market value at such time. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008.

All of the warrants include customary ancillary provisions, including anti-dilution adjustments for stock splits, stock dividends and similar structural changes. None of the warrants may be transferred prior to December 8, 1999 or if the related warrants have not vested. A change in control transaction involving drkoop.com could result in an acceleration of the vesting of these warrants.

The parties also entered into a registration rights agreement which could require that drkoop.com register any shares of common stock issued to AOL upon exercise of any warrant for resale under the Securities Act of 1933, although these rights are subordinated to the rights previously granted in the Amended and Restated Registration Rights Agreement dated January 29, 1999.

Under a separate arrangement AOL will pay $8.0 million to drkoop.com related to specified technology to be provided to AOL by drkoop.com. As noted above, drkoop.com has agreed to purchase software and services totaling $5.6 million from Netscape in connection with the improvement of the Company's infrastructure required to support the AOL agreement.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes thereto included elsewhere in this report. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We are under no duty to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Prospectus dated June 8,1999.

Overview

Our company operates drkoop.com, an Internet-based consumer healthcare network. Our network consists of a consumer-focused interactive website which provides users with comprehensive healthcare information and services, as well as affiliate relationships with portals, other websites, healthcare organizations and traditional media outlets. Our website, www.drkoop.com, is a healthcare portal which integrates dynamic healthcare content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase healthcare related products and services on-line.

Revenues

Sources of revenues for the quarter and six months ended June 30, 1999 were revenues from content subscription and software licensing fees, and advertising and sponsorship fees. Content subscription and software licensing fees are facilitated through our Community Partnership Program ("CPP"). Subscriptions to our Community Partnership Program run from one to three years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our drkoop.com website for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized when revenue is earned. Sales of software licenses to CPP affiliates are recognized as revenue upon shipment of the software, provided that the portion of the contract allocated to the software license is based upon vendor specific objective evidence of fair value, and collectibility is probable. Content subscription revenue is recognized ratably over the term of the CPP contract, generally ranging from one to three years. Software licenses are also sold as a stand-alone product independent of the Community Partnership Program.

Advertising revenues are derived primarily from short-term advertising contracts in which we typically guarantee a minimum number of user "impressions" to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on our website view an advertisement. We recognize advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. During the quarter and six months ended June 30, 1999, we have utilized a combination of third party firms and in-house staff for the sales and insertion of advertisements on the drkoop.com website. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout the drkoop.com website or for target audiences and properties within specific areas of the website.

Sponsorship revenues are derived from contracts ranging from one to twelve months in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on the website that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when occurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable.

From time to time, and dependent upon the complexity of an advertising or sponsorship revenue arrangement, we provide initial site design and engineering services which require the development and implementation of specific website enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

As our market develops, seasonal and cyclical patterns may emerge. These patterns may affect our revenues. We cannot yet predict to what extent our operations will prove to be seasonal.

Results of Operations

Revenues. Our website, www.drkoop.com, was launched July 1998. Revenues increased to $1.0 million and $1.4 million for the three and six months ended June 30, 1999, respectively, as compared to $0 revenues for the comparable periods of 1998. Recurring revenue from content subscription and software licenses for the quarter ended June 30, 1999 totaled $238,000 or 23% of total revenues, and $454,000 or 32% of total revenue for the six months then ended. The increase is attributable to the continued expansion of the Community Partner Program, resulting in the addition of seven new contracts during the three months ended June 30, 1999, bringing the total number of contracts to 15 at June 30, 1999.

Advertising and sponsorship revenues totaled $781,000, or 77%, of total revenues, for the quarter ended June 30, 1999, and $969,000, or 68%, of total revenues for the six months ended June 30, 1999. Advertising and sponsorship revenues included non-recurring engineering services revenues of $203,000 recognized in the quarter ended June 30, 1999, which represented 20% and 14% of total revenues for the three and six months ended June 30, 1999, respectively. Additionally, included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $245,000, or 24% of total revenues, and $273,000, or 19% of total revenues, for the quarter and six months ended June 30, 1999, respectively. The remaining advertising revenues of $333,000, or 33% of total revenues, and $493,000, or 35% of total revenues, for the quarter and six months ended June 30, 1999 were derived from non-recurring short-term advertising and sponsorship arrangements. The increase in advertising and sponsorship revenues was primarily due to an increase in the number of advertising arrangements combined with an increase in traffic to our website resulting in a higher number of impressions delivered.

Included in content subscription and software licensing revenues are barter transactions that accounted for $30,000 and $50,000 for the three and six months ended June 30, 1999, respectively. Barter revenues accounted for $84,000 and $116,000 of the advertising and sponsorship revenues for the three and six months ended June 30, 1999, respectively. In total, barter revenues represented $114,000, or 11%, and $166,000, or 12%, of total revenues for the quarter and six months ended June 30, 1999.

Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense increased by $1.4 million, or 214%, from $672,000 for the quarter ended June 30, 1998 to $2.1 million for the quarter ended June 30, 1999, and by $2.2 million, or 229%, from $955,000 for the six months ended June 30, 1998 to $3.1 million for the six months ended June 30 1999. Included in these totals are royalty fees paid to Dr. C. Everett Koop of $20,000 and $29,000 for the three and six months ended June 30, 1999, respectively. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with an increase in consulting fees and content licensing required as our website has continued to develop and expand. We believe that in order to remain competitive, significant investments in content development and operating infrastructure will be required; therefore, we expect that production, content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense increased by $7.8 million, from $182,000 to $8.0 million, for the quarters ended June 30, 1998 and 1999, respectively, and by $9.7 million, from $347,000 to $10.1 million, for the six months ended June 30, 1998 and 1999, respectively. The primary reasons for the increases were costs associated with the portal distribution agreements totaling $2.8 million for the six months ended June 30, 1999 as compared to $0 for the same period in 1998; increases in advertising and promotion of the drkoop.com website totaling $4.9 million during the six months ended June 30, 1999 as compared to less than $1,000 for the comparable period in the prior year; and a significant increase in sales and marketing personnel, resulting in increased salary and related expenses of approximately $820,000 during the six months ended June 30, 1999 over the same period for the prior year. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the foreseeable future as we continue to hire additional personnel and increase expenditures for distribution, advertising, brand promotion, public relations and other marketing activities.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $1.2 million, or 211%, from $559,000 to $1.7 million for the quarters ended June 30, 1998 and 1999, respectively, and by $2.0 million, or 248%, from $818,000 to $2.8 million for the six months periods ended June 30, 1998 and 1999, respectively. The primary reason for the increases were the addition of personnel, including the investment in a more experienced senior management team, and the resultant increase in salaries, benefits, facilities and travel. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future, although at a slower rate than the other expense categories.

Amortization of Deferred stock compensation expense. We have recorded non-cash deferred stock compensation costs in the aggregate of $5.0 million in connection with the grant of certain stock options to our employees in 1998 and 1999. The deferred stock compensation is being amortized over the four-year vesting period of such options. Of the total deferred stock compensation, $592,000 and $1.1 million was amortized in the three and six months ended June 30, 1999, respectively. There were no such expenses in the comparable periods in 1998.

Net interest income.   Net interest income includes interest income from our
cash balances offset by interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion. Net interest income was $67,000 and $14,000 for the three months ended June 30, 1999 and 1998, respectively, and $36,000 and $13,000 for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily due to higher average net cash and cash equivalents balances resulting from the investment of the proceeds from our IPO completed in June 1999.

Income tax. We have incurred net losses to date. As of June 30, 1999, we had net operating loss carryforwards of $14.5 million for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through equity sales and convertible notes payable debt financing. At June 30, 1999 we had $86.0 million in cash and cash equivalents and working capital of $83.0 million.

In June 1999, we completed an initial public offering and issued 10,781,250 shares of our common stock at a price of $9.00 per share. We received approximately $88.4 million in cash, net of underwriting discounts, commissions and other offering costs. Simultaneous with the closing of the initial public offering, each outstanding share of Series A convertible preferred stock was automatically converted into 1.085 shares of common stock, Series B redeemable convertible preferred stock was automatically converted into 1.029 shares of common stock, Series C convertible preferred stock was automatically converted into one share of common stock. Additionally, at the discretion of the convertible note holders, the principal balance plus accrued interest was convertible into shares of common stock at a predetermined price. As of June 30, 1999 the note holders converted principal balances of $6.0 million plus accrued interest of $77,000 into 876,180 shares of common stock. As of June 30, 1999, a convertible note payable in the principal amount of $300,000 plus accrued interest of $3,000, representing 40,728 shares if converted, remained outstanding.

Cash used in operating activities for the six months ended June 30, 1999 of $11.6 million was due primarily to a net operating loss of $15.7 million and increases in accounts receivable of $924,000 and prepaid expenses of $3.6 million. These amounts were offset by non cash charges for amortization of deferred stock compensation of $1.1 million and depreciation of $654,000 and increases in accounts payable and accrued liabilities of $3.9 million and $3.1 million, respectively. The increases in accounts payable and accrued liabilities are attributable to the increased expenses associated with developing and promoting our website. The increase in prepaid expenses is primarily the result of prepayments required under the terms of various portal and content contracts. Cash used in operating activities for the six months ended June 30, 1998 of $2.3 million was due primarily to a net operating loss of $2.1 million and a decrease in related party payables of $515,000, offset by increases in accounts payable of $268,000 and accrued liabilities of $152,000.

Cash used in investing activities was $450,000 and $96,000 for the six months ended June 30, 1999 and 1998, respectively. Net cash used for investing activities for these periods consisted primarily of capital expenditures for computer equipment.

Net cash provided by financing activities was $98.0 million for the six months ended June 30, 1999, compared to $5.1 million during the same period of 1998. Net cash provided by financing activities resulted primarily from proceeds of our initial public offering which resulted in net proceeds of approximately $88.4 million and, to a lesser extent, net proceeds from the issuance of Series C Convertible Preferred Stock of $3.5 million, net proceeds from the issuance of convertible notes payable of $5.8 million, and the exercise of stock options resulting in $248,000 of net proceeds. The $5.1 million in proceeds received during the first six months of 1998 was from the issuance of preferred stock.

We currently believe that our available cash resources are sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. No assurance can be given that we will not be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

Impact of the Year 2000

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems may recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness

Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We do not presently anticipate that such expenditures will be material.

Risks. We have made a preliminary assessment of the Year 2000 readiness of our operating and administrative systems and the third-party software, hardware and services used to host the drkoop.com website. Our assessment plan consists of:

     . contacting third-party vendors of material software, hardware and services that are both directly and indirectly related to the delivery of drkoop.com services to our users;

     . assessing and implementing repair or replacement of such components as required; and

     .    creating contingency plans in the event of Year 2000 failures.


We plan to perform a Year 2000 simulation on our systems, including the drkoop.com website, during the third quarter of 1999 to test Year 2000 system readiness. Many of our vendors of material software, hardware and services have indicated that the products used by us are currently Year 2000 compliant. We are not currently aware of any internal Year 2000 compliance problems that could reasonably be expected to have a material adverse effect on our business, results of operations and financial condition, without taking into account our efforts to avoid or fix such problems. However, there can be no assurance that we will not discover Year 2000 compliance problems in our computer infrastructure that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material systems or other systems upon which we are reliant will not need to be revised or replaced, which could be time consuming and expensive.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering drkoop.com, decrease the use of the Internet or prevent users from accessing drkoop.com, any of which would have a material adverse effect on our business, results of operations and financial condition.

Contingency Plan.

As discussed above, we are engaged in an ongoing Year 2000 assessment and have developed preliminary contingency plans. The results of our analyses and the responses received from third-party vendors and service providers will be taken into account to revise our contingency plans as necessary. It is our goal to finalize our contingency plans by the end of the third quarter of 1999.

New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We currently do not engage in or plan to engage in derivative instruments or hedging activities.


Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Risks Related to Our Business

Our business is difficult to evaluate because we have an extremely limited operating history.

We were incorporated in July 1997 and launched our Internet operations in July 1998. Accordingly, we have an extremely limited operating history. An investor in our common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, including the Internet market. These risks and difficulties include our ability to:

          . attract a larger audience of users to our Internet-based consumer healthcare network;

          .    increase awareness of our brand;

          . strengthen user loyalty and increase the number of registered users;

          . offer compelling on-line content, services and e-commerce opportunities;

          .    maintain our current, and develop new, affiliate relationships;

          . attract a large number of advertisers who desire to reach our users;

          . respond effectively to the offerings of competitive providers of healthcare information on the Internet;

          .    continue to develop and upgrade our technology; and

          .    attract, retain and motivate qualified personnel.

We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements for detailed information on our extremely limited operating history.

Our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are within our control. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business would be materially adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

Important factors which could cause our results to fluctuate materially include:

     .    our ability to attract and retain users;

     . our ability to attract and retain advertisers and sponsors and maintain advertiser and sponsor satisfaction;

     .    traffic levels on our Internet site;

     . our ability to attract and retain customers and maintain customer satisfaction for our existing and future e-commerce offerings;

     . new Internet sites, services or products introduced by us or our competitors;

     .    the level of Internet and other on-line services usage;

     . our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

     . our ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments; and

     . technical difficulties or system downtime affecting the operation of our website.

Our revenues for the foreseeable future will remain dependent on user traffic levels, advertising and e-commerce activity on drkoop.com and the level of affiliate subscriptions. Such future revenues are difficult to forecast. In addition, we plan to increase our sales and marketing operations, obtain broader distribution for our service, expand and develop content and upgrade and enhance our technology and infrastructure development in order to support our growth. Many of the expenses associated with these activities-for example, personnel costs, portal fees, and technology and infrastructure costs-are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, in which case our results of operations would suffer.

We have a history of losses and negative cash flow and anticipate continued losses.

Since our inception, we have incurred significant losses and negative cash flow, and as of June 30, 1999, had an accumulated deficit of approximately $36.5 million, which included $11.2 million for accretion to fair value of the mandatory redeemable Series B convertible preferred stock (all of which has been converted into common stock). We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as expansion of our network, distribution, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model also assumes that those consumers will access important healthcare needs through electronic commerce using our website and that local healthcare organizations will affiliate with us. This business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

We must establish, maintain and strengthen our brand in order to attract users to our network and generate advertising, sponsorship and e-commerce revenue.

In order to expand our audience of users and increase our on-line traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare consumers must perceive us as a trusted source of healthcare information, and advertisers, merchants and manufacturers must perceive us as an effective marketing and sales channel for their products and services. We expect that we will need to increase substantially our marketing budget in our efforts to establish brand recognition and brand loyalty. Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot strengthen our brand.


Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

A key element of our strategy is to associate our company with former U.S. Surgeon General C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the healthcare field. We are a party to an agreement, dated January 5, 1999, as amended, with Dr. C. Everett Koop which permits us to use his image, name and likeness in connection with healthcare-related services and products. Under this agreement, our use of Dr. C. Everett Koop's name, image or likeness is subject to his prior written approval of the resulting products, which may not be unreasonably withheld. As consideration for the Koop agreement, we are obligated to pay Dr. C. Everett Koop a royalty equal to 2% of our revenues derived from sales of our current products and up to 4% of our revenues derived from sales of new products during the term of the agreement, including any rebranding period. The Koop agreement is exclusive and for a term of five years, subject to automatic renewal for additional three-year terms unless it is terminated by either party within 120 days of the end of each term. If a voluntary termination is requested by Dr. C. Everett Koop and is not the result of a breach or default by us, we will have the right on a non-exclusive basis for three years following the end of the term to rebrand and sell approved products bearing the name, image or likeness of Dr. C. Everett Koop. If we default in our obligations and do not promptly cure the default, Dr. C. Everett Koop may terminate the Koop agreement, no rebranding period will apply and we would immediately lose all rights to use Dr. C. Everett Koop's name and likeness. Dr. C. Everett Koop may also terminate the Koop agreement upon a change in control of our company.

If our agreement with Dr. C. Everett Koop were terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our website and devote substantial resources towards building a new marketing and brand strategy. Without our ability to use Dr. C. Everett Koop's name and likeness or Dr. C. Everett Koop's participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our website. The potential also exists that if Dr. C. Everett Koop ends his affiliation with our company, we could suffer a significant loss of credibility and trust with healthcare consumers as a result. Any development that would cause Dr. C. Everett Koop to exercise his right to terminate his relationship with our company or which otherwise would cause us to lose the benefits of our affiliation with him would have a material adverse effect on our business, results of operation and financial condition. We do not maintain "key person" life insurance for Dr. C. Everett Koop or any of our personnel.

We have committed significant financial and marketing resources to expand our network; if we are unable to earn revenues in excess of these commitments, our business will suffer.

In order to expand our network, we have entered into a number of strategic partnerships which involve the payment of significant funds for prominent or exclusive carriage of our healthcare information and services. These transactions are premised on the assumption that the traffic we obtain from these arrangements will permit us to earn revenues in excess of the payments made to partners. This assumption is not yet proven, and if we are unsuccessful in generating sufficient resources to offset these expenditures, we will likely be unable to operate our business. On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we will be the exclusive provider of health and related content on three websites of the Go Network. Under the Infoseek agreement, drkoop.com will also be the premier health content provider for ABCnews.com. The term of these agreements is for three years for total consideration of approximately $57.9 million, including warrants to purchase shares of our common stock. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc under which we will be the premier health content provider across five AOL brands: America Online, CompuServe, AOL.COM, Netscape Netcenter and Digital City. The term of the agreement is for four years for cash payments of $89 million, plus fully vested and performance based warrants to purchase shares of our common stock.

In order to attract and retain our audience of users, we must provide healthcare content, tools and other features which meet the changing demands of those users.

One of our fundamental business objectives is for drkoop.com to be a trusted source for healthcare information and services. As with any form of consumer-oriented media, we have to provide editorial content and other features such as interactive tools, that consumers demand in order to continue to attract and retain our audience of users. We expect that competitive factors will create a continuing need for us to retain, improve and add to our editorial content, interactive tools and other features. We will not only have to expend significant funds and other resources to continue to improve our network, but we must also properly anticipate and respond to consumer preferences and demands. Competition for content will likely increase the fees charged by high quality content providers. The addition of new features will also require that we continue to improve the technology underlying our website. These requirements are significant, and we may fail to execute on them quickly and efficiently. If we fail to expand the breadth of our offerings quickly, or these offerings fail to achieve market acceptance, our business will suffer significantly.

Our business model relies on Internet advertising and sponsorship activities which may not be effective or profitable marketing media.

Our future is highly dependent on increased use of the Internet as an advertising medium. We expect to derive a substantial portion of our revenues from advertising and sponsorships. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenues would be materially adversely affected.

Various pricing models are used to sell advertising on the Internet. It is difficult to predict which, if any, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

In order to execute our growth plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet and new media companies in doing so.

Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, we depend on the continued services of key board members, our senior management and other personnel, particularly Donald W. Hackett, President and Chief Executive Officer. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet and related new-media industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

Due to the factors noted above and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as indicators of future performance. It is possible that in some future periods our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may underperform or fall. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We depend on third-party relationships, many of which are short-term or terminable, to generate advertising and provide us with content.

We depend, and will continue to depend, on a number of third-party relationships to increase traffic on drkoop.com and thereby generate advertising and other revenues. Outside parties on which we depend include large Portal companies, including AOL and Infoseek, unrelated website operators that provide links to drkoop.com, providers of healthcare content and portals which provide us with carriage. Many of our arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

We intend to produce only a portion of the healthcare content that will be found on the drkoop.com network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity, and willingness to syndicate product content for branding and distribution by others. As health-related content grows on the Internet, we believe that there will be increasing competition for the best product suppliers, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the drkoop.com network less attractive or useful for an end user which could reduce our advertising and e-commerce revenues.

We cannot assure you that we will be able to maintain relationships with third parties that supply us with content, carriage, software or related products or services that are crucial to our success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, we cannot assure you that the content, software, products or services of those companies that provide access or links to our website will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

We have recently experienced and are currently experiencing rapid growth in our business, and our inability to manage this growth could harm our business.

We have experienced and are currently experiencing a period of significant growth. This growth has placed, and the future growth we anticipate in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational and financial systems and procedures and controls, expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staffs. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be adversely affected.

Any future acquisitions we make of companies or technologies may result in disruptions to our business and/or the distraction of our management, due to difficulties in assimilating acquired personnel and operations.

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. For example, we recently commenced the adoption of Netscape technology to our operations in connection with our relationship with AOL. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies, and we regularly engage in such discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment or otherwise obtaining an equity interest in our company. To date we have entered into such relationships with Superior Consultant Holdings Corporation, HealthMagic, Inc., Infoseek and AOL. We cannot assure you that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions or enter into new strategic relationships, we could have difficulty in integrating the related products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders. As of the date of this prospectus, we have no agreement to enter into any material investment or acquisition transaction.

If our ability to expand our network infrastructure is constrained in any way we could lose customers and suffer damage to our operating results.

Presently, a relatively limited number of consumers use our website. We must continue to expand and adapt our network infrastructure to accommodate additional users, increase transaction volumes and respond to changing consumer and customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our website or to expand and upgrade our systems and infrastructure to accommodate such increases. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the on-line services of our competitors.

Many of our service agreements, such as those with our Community Partners, contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us or require that we refund part or all of the license fees. The loss of any of our service agreements and/or associated revenues would directly and significantly impact our business. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost, or at all.

We may have liability for information we provide on our website or which is accessed from our website.

Because users of our website access health content and services relating to a condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line services in the past. Others could also sue us for the content and services that are accessible from our website through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. While our agreements, including those with content providers, in some cases provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the drkoop.com network as a trustworthy and dependable provider of healthcare information and services. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

Any failure or inability to protect our intellectual property rights could adversely affect our ability to establish our brand.

Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Federal registrations are pending for the trademark "drkoop.com," as well as other service and trademarks which incorporate the Dr. Koop name. Our right to use the Dr. Koop name is granted to us under an agreement with Dr. C. Everett Koop. If we lose our right to use the Dr. Koop name, we would be forced to change our corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact our business. We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software, which is used in the drkoop.com website to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future.

Year 2000 problems may disrupt our operations which could result in lost revenues and increased operating costs.

Because our business depends on computer software, we have begun to assess the Year 2000 readiness of our systems. We are also in the process of contacting certain third-party vendors, licensors and providers of hardware, software and services regarding their Year 2000 readiness. Following our Year 2000 assessment and after contacting these third parties, we will be able to make a final evaluation of our state of readiness, potential risks and costs, and to determine to what extent a contingency plan is necessary. Third-party software, hardware or services incorporated into our systems may need to be revised or replaced, which could be time consuming and expensive, potentially resulting in lost revenues and increased costs for us. For a preliminary evaluation of the potential impact of these Year 2000-related issues on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

Business Litigation

In the ordinary course of business we are involved in certain legal disputes including those disclosed in this document. Such litigation inherently involves risks and uncertainties.

We do not expect to pay dividends, and investors should not buy our common stock expecting to receive dividends.

We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends

We are subject to anti-takeover provisions in our charter and in our contracts that could delay or prevent an acquisition of our company, even if such an acquisition would be beneficial to our stockholders.

Certain provisions of our certificate of incorporation, our bylaws, Delaware law and material contracts to which we are party could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

Our business may face additional risks and uncertainties not presently known to us which could cause our business to suffer.

In addition to the risks specifically identified in this Risk Factors section or elsewhere in this filing, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately impair our business, results of operations and financial condition.

Risks Related to Our Industry

Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for our business model to be successful.

To be successful, we must attract to our network a significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use healthcare information available on our network, that consumers will access important healthcare needs through electronic commerce using our website, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. This business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

The Internet industry is highly competitive and changing rapidly, and we may not have the resources to compete adequately.

The number of Internet websites offering users healthcare content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of on-line revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet develops as a communication and commercial medium.

We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     . health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     . on-line and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and Infoseek Corporation, which commonly distribute multiple sources of healthcare data;

     . electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our website;

     . hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

     . other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc. which offer healthcare-related content to specific demographic groups.

Many of these potential competitors are likely to enjoy substantial competitive advantages compared to our company, including:

     .    the ability to offer a wider array of on-line products and services;

     .    larger production and technical staffs;

     .    greater name recognition and larger marketing budgets and resources;

     .    larger customer and user bases; and

     .    substantially greater financial, technical and other resources.

To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our distribution, sales and marketing channels. Increased competition could result in a loss of our market share or a reduction in our prices or margins. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.

Since we operate an Internet-based network, our business is subject to government regulation relating to the Internet which could impair our operations.

Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as user privacy, pricing, content, taxation, copyright protection, distribution and characteristics and quality of production and services.

Since we operate a healthcare network over the Internet, our business is subject to government regulation specifically relating to medical devices, the practice of medicine and pharmacology, healthcare regulation, insurance and other matters unique to the healthcare area.

Laws and regulations have been or may be adopted with respect to the provision of healthcare-related products and services on-line, covering areas such as:

     .    the regulation of medical devices;

     . the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line;

     .    the regulation of government and third-party cost reimbursement; and

     .    the regulation of insurance sales.

FDA Regulation of Medical Devices. Some computer applications and software are considered medical devices and are subject to regulation by the United States Food and Drug Administration. We do not believe that the FDA will regulate our current applications or services; however, our applications and services may become subject to FDA regulation. Additionally, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of new applications or services.

Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology requires licensing under applicable state law. We have endeavored to structure our website and affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could result in a material adverse effect on our business. Further, any liability based on a determination that we engaged in the practice of medicine without a license may be excluded from coverage under the terms of our current general liability insurance policy.

Federal and State Healthcare Regulation. We earn a service fee when users on our website purchase prescription pharmacy products from certain of our e-commerce partners. The fee is not based on the value of the sales transaction. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our e-commerce revenue strategy, we believe that the service fees we receive from our e-commerce partners are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

State Insurance Regulation. In addition, we market insurance on-line, offered by unrelated third parties, and receive referral fees from those providers in connection with this activity. The use of the Internet in the marketing of insurance products is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to our activities. If we were required to comply with such licensing laws, compliance could be costly or not possible. This could have a material adverse effect on our business.

There is no established market for the consumer healthcare e-commerce transactions we facilitate.

We plan to develop relationships with retailers, manufacturers and other providers to offer healthcare products and services through direct links from our website to their website. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of healthcare products or services over the Internet. Accordingly, we have limited experience in the sale of products and services on-line and the development of relationships with retailers, manufacturers or other providers of such products and services, and we cannot predict the rate at which consumers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

Consumers may sue us if any of the products or services that are sold through our website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Some of our agreements with manufacturers, retailers and other providers contain provisions intended to limit our exposure to liability claims. These limitations may not however prevent all potential claims, and our insurance may not adequately protect us from these types of claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

Internet capacity constraints may impair the ability of consumers to access our website, which could hinder our ability to generate advertising revenues.

Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial medium because of:

     . inadequate development of the necessary infrastructure such as a reliable network backbone;

     . timely development of complementary products such as high speed modems;

     . delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or

     .    increased government regulation.

If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to continue to support the demands placed on it.

Our business is dependent on the continuous, reliable and secure operation of our website and related tools and functions we provide.

We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. We have also suffered service outages from time to time, although to date none of these interruptions has materially adversely effected our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also depend on third parties to provide potential users with web browsers and Internet and on-line services necessary for access to our website. In the past, our users have occasionally experienced difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

We retain confidential customer information in our database. Therefore, it is critical that our facilities and infrastructure remain secure and are perceived by consumers to be secure. Despite the implementation of security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach could damage our reputation or result in liability to us.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On April 12, 1999, a civil complaint was filed as Agrawal v. drkoop.com, Inc., Donald W. Hackett and John F. Zaccaro in the District Court of Travis County, Texas, 126 Judicial District, Case No. 99-04294. In the lawsuit, plaintiff attempts to allege causes of action including fraud, constructive fraud, promissory estoppel, negligent misrepresentation, breach of contract, conversion, stock fraud, defamation and misrepresentation. Plaintiff claims, among other things, that misrepresentations were made to him regarding his involvement in the early stages of development of drkoop.com and we breached a consulting agreement entered into between him and our company in September 1998. Plaintiff seeks recovery of actual damages which he alleges to be $4 million, punitive damages alleged to be in excess of $5 million, attorneys fees and costs and a temporary and permanent injunction prohibiting drkoop.com from offering stock for sale to the public unless and until we recognize plaintiff's alleged right to options to acquire 232,500 shares of our common stock which he claims are owed to him under the consulting agreement. No injunction has been issued. We believe that plaintiff is not entitled to recover on his claims and intend to defend this lawsuit vigorously. We filed a counterclaim against the plaintiff on April 27, 1999 in which we allege causes of action including breach of contract, fraudulent inducement, breach of fiduciary duty and professional malpractice.

On July 28, 1999 adam.com filed a lawsuit seeking to terminate a content agreement among the two companies. The lawsuit also seeks relief related to distribution of some of this content in a manner which adam.com alleges violates the agreement. The Company believes that the claims are without merit and intends to defend this lawsuit vigorously.

Item 2.   Changes in Securities and Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-73459) relating to an initial public offering of our common stock, was June 7, 1999. A total of 10,781,250 shares of our common stock were sold to an underwriting syndicate, including the exercise of the 15% over allotment. The managing underwriters were Bear, Stearns & Co. Inc., Hambrecht & Quist LLC, and Wit Capital Corporation. The offering commenced and completed on June 8, 1999, at an initial public offering price of $9.00 per share. The initial public offering resulted in gross proceeds of $97.0 million, $6.8 million of which was applied to the underwriting discount and approximately $1.8 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $88.4 million. From the date of receipt through June 30, 1999, the net proceeds of the initial public offering were used to fund operating losses and for general corporate purposes, including expansion of our network, advertising, brand promotion, content development and working capital or invested in an interest bearing money market account. None of the net proceeds of the offering were paid, directly or indirectly, to any director, officer or general partner of drkoop.com, Inc., or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliates.


Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b)  Reports on Form 8-K for the quarter ended June 30, 1999.

None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             drkoop.com, Inc.


Date:  August 13, 1999                       /s/ Susan Georgen Saad
                                             -------------------------------
                                             Name:  Susan Georgen Saad
                                             Title: Chief Financial Officer

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Exhibits.

 Number           Description
 -------          -----------
  1.1**     Form of Underwriting Agreement
  3.1**     Restated Certificate of Incorporation of drkoop.com, Inc., a
            Delaware corporation, as currently in effect
  3.2**     Bylaws of drkoop.com, Inc., a Delaware corporation, as currently in effect
  3.3**     Form of Bylaws of drkoop.com, Inc., a Delaware corporation, as in effect after the closing of the offering made under this
            registration statement
  3.4**     Form of Restated Certificate of Incorporation of drkoop.com, Inc., a
            Delaware corporation, to be filed after the closing of the offering made under this registration statement
  3.5**     Certificate of Amendment of Restated Certificate of Incorporation of
            drkoop.com, Inc., a Delaware corporation
  4.1**     Specimen common stock certificate
  5.1**     Opinion of Latham & Watkins
  10.1**    Amended and Restated 1997 Stock Option Plan
  10.2**    1999 Equity Participation Plan
  10.3**    Amended and Restated Registration Rights Agreement, dated as of
            January 29, 1999
  10.4**    Employment Agreement dated January 27, 1999 by and between Company and Susan M. Georgen-Saad
  10.5**    Employment Agreement dated August 1, 1997 by and between Company and
            Donald W. Hackett
  10.6**    Employment Agreement dated August 1, 1997 by and between Company and
            Robert C. Hackett, Jr.
  10.7**    Employment Agreement dated August 1, 1997 by and between Company and
            Louis A. Scalpati
  10.8**    Employment Agreement dated January 15, 1999 by and between Company and Dennis J. Upah
  10.9+**   Distribution Agreement dated April 9, 1999 by and between Company and Infoseek Corporation
  10.10+**  Content Agreement dated March 30, 1999 by and between Company and the Trustees of Dartmouth College
  10.11+**  D.A.R.T. Service Agreement dated November 15, 1998 by and between
            Company and DoubleClick, Inc.
  10.12+**  Distribution Agreement dated April 9, 1999 by and between Company and Buena Vista Internet Group
  10.13**   Software Sale, License and Development Agreement dated January
            29, 1999 by and between Company and HealthMagic, Inc.
  10.14+**  Content License and Distribution Agreement dated March 10, 1999 by and between Company and @Home Network
  10.15**   Tradename License Agreement dated January 5, 1999 by and between
            Company and C. Everett Koop, M.D.
  10.16**   Consulting Letter Agreement dated October 1, 1997 by and between
            Company and C. Everett Koop, M.D.
  10.17+**  License Agreement dated
            July 13, 1998 by and between Company and Multum Information
            Services, Inc.
  10.18+**  Linking Agreement dated February 10, 1999 by and between Company and
            Physicians' Online
  10.19+**  Content License Agreement dated December 11, 1998 by and between
            Company and Excite, Inc. (terminated on March 1, 1999)
  10.20+**  Interim Linking Agreement dated January 28, 1999 by and between
            Company and Quotesmith.com
  10.21+**  First Amendment to License Agreement dated March 25, 1999 by and between Company and Multum Information Services, Inc.
  10.22**   Tradename License Agreement dated June 1, 1998 by and between
            Company and Nancy Snyderman, M.D.
  10.23     Reserved
  10.24**   Agreement for Sub-Sublease dated May 20, 1998 by and between Company and The Software Atelier L.L.C.
  10.25     Reserved
  10.26+**  Internet Advertising Sales Agreement dated October 16, 1998 by and between Company and WinStar Interactive Media Sales, Inc.
  10.27**   Consulting Letter Agreement dated October 1, 1997 by and between
            Company and John Zaccaro
  10.28+**  Sponsorship Agreement dated March 11, 1999 by and between Company and Vitamin Shoppe Industries, Inc.
  10.29+**  Preferred Partner Agreement dated April 1999 by and between Company and Salon Internet, Inc.
  10.30**   Master Community Partner Program Agreement dated January 29, 1999 by and between Company and Adventist Health System Sunbelt Healthcare
            Corporation
  10.31     Reserved
  10.32**   Form of Community Partner Program Agreement
  10.33**   Form of Indemnification Agreement
  10.34**   1999 Employee Stock Purchase Plan
  10.35**   Investment Agreement dated January 29, 1999 by and among Company,
            Adventist Health System Sunbelt Healthcare Corporation and
            HealthMagic, Inc .
  10.36**   Letter Agreement dated February 25, 1999 by and among Company,
            Superior Consultant Holdings Corporation and Donald W. Hackett
  10.37**   Letter Agreement dated January 29, 1999 by and among Company,
            Superior Consultant Holdings Corporation, Adventist Health System
            Sunbelt Healthcare Corporation, HealthMagic, Inc. and Donald W.
            Hackett
  10.38**   Stock Restriction Agreement dated January 29, 1999 by and among
            Company, HealthMagic, Inc. and Adventist Health System Sunbelt
            Healthcare Corporation
  10.39**   Loan Agreement dated December 24, 1998 between Company and Neal
            Longwill
  10.40**   Form of Loan Agreement between Company and accredited investors
  10.41**   Loan Agreement dated March 3, 1999 between Company and Adventist
            Health System Sunbelt Healthcare Corporation
  10.42**   Warrant to Purchase Shares of Common Stock Issued to Infoseek
            Corporation as of April 9, 1999
  10.43**   Agreement for Issuance and Sale of Stock between Company and
            Superior Consultant Holdings Corporation dated April 28, 1998
  10.44**   Letter of Donald W. Hackett dated April 28, 1998 constituting a
            Voting Agreement between Donald W. Hackett and Superior Consultant
            Holdings Corporation
  10.45**   Option and Put Agreement dated April 28, 1998 between Company and
            Superior Consultant Holdings Corporation
  10.46**   Service Agreement dated April 29, 1998 between Company and Superior
            Consultant, Inc., a wholly owned subsidiary of Superior Consultant
            Holdings Corporation
  10.47**   Warrant to Purchase Shares of Common Stock Issued to Buena Vista
            Interactive Group as of April 9, 1999
  23.1      Consent of PricewaterhouseCoopers LLP
  10.48     Netscape Agreement
  23.2**    Consent of Latham & Watkins (included in Exhibit 5.1)
  24.1**    Powers of Attorney
  27.1      Financial Data Schedule

  **   Previously filed.
  + Registrant has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b)  Financial Statement Schedules.