Form 10-Q
period 1999-09-30
DRKOOP COM INC
filed 1999-11-15
CIK 1073794

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999

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

                          7000 North Mopac, Suite 400
                              Austin, Texas 78731
                   (Address of principal executive offices)
                               ________________


      (512) 583-5667 (Registrant's telephone number, including area code)
                               ________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     (1)  Yes   X                            No
              -----                             -----
     (2)  Yes   X                            No
              -----                             -----

     As of October 31, 1999 there were 30,304,317 shares of the Registrant's common stock outstanding.

================================================================================
                               drkoop.com, Inc.
                                   FORM 10-Q
                   For the Quarter Ended September 30, 1999
                                     INDEX

PART I.       FINANCIAL INFORMATION                                         PAGE
                                                                            ----
Item 1.  Financial Statements

Condensed Balance Sheets at September 30, 1999 (Unaudited) and
          December 31, 1998....................................................3

Condensed Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 (Unaudited)................4

Condensed Statements of Cash Flows for the nine months ended
          September 30, 1999 and 1998 (Unaudited)..............................5

Notes to Condensed Financial Statements (Unaudited)............................6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................11

 Item 3.  Quantitative and Qualitative Disclosures about Market
          Risk................................................................18

PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings...................................................31
Item 2.   Changes in Securities and Use of Proceeds...........................31
Item 3.   Defaults Upon Senior Securities.....................................32
Item 4.   Submission of Matters to a Vote of Security Holders.................32
Item 5.   Other Information...................................................32
Item 6.   Exhibits and Reports on Form 8-K....................................32
SIGNATURES....................................................................33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               drkoop.com, Inc.
                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                                      September 30,        December 31,
 Assets                                                                                    1999                1998
                                                                                      -------------       ------------
 Current assets:                                                                       (Unaudited)
        Cash and cash equivalents                                                       $  49,077           $    --
        Trade accounts receivable, net                                                      2,718                  41
        Prepaids and other                                                                 23,214                  22
                                                                                        ---------           ---------
                 Total current assets                                                      75,009                  63
                                                                                        ---------           ---------

        Equipment, furniture and fixtures, net                                              6,121                 306
        Investment in affiliate, at cost                                                    5,000                --
        Intangible assets, net                                                              3,111                --
        Other assets                                                                        7,252                  11
                                                                                        =========           =========
                 Total assets                                                           $  96,493           $     380
                                                                                        =========           =========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
        Trade accounts payable                                                          $   4,432           $     804
        Accrued liabilities                                                                 5,591                 520
        Related party payables                                                                202               1,193
        Deferred revenue                                                                    5,562                --
        Convertible note payable to stockholder, net of discount of $49
            at December 31, 1998                                                             --                   451
                                                                                        ---------           ---------
                 Total current liabilities                                                 15,787               2,968
                                                                                        ---------           ---------

         Mandatorily redeemable convertible (Series B) preferred stock;
            liquidation preference of $2,998 at December 31, 1998                            --                18,406

Stockholders' equity (deficit):
        Preferred stock, par value $.001; 15,000,000 shares authorized Series A
             750,000 shares designated; -0- and 619,102 shares
                 issued and outstanding at September 30, 1999
                 and December 31, 1998                                                       --                     1
        Common stock, par value of $.001; 75,000,000 shares authorized
            at September 30, 1999 and 15,000,000 shares authorized at                          30                   8
            December 31, 1998; 30,304,317 and 8,550,360 shares issued
            and outstanding at September 30, 1999 and December 31, 1998
        Additional paid-in capital                                                        140,843                --
        Deferred stock compensation                                                        (3,020)             (1,425)
        Accumulated deficit                                                               (57,147)            (19,578)
                                                                                        ---------           ---------
                 Total stockholders' equity (deficit)                                      80,706             (20,994)
                                                                                        ---------           ---------
                 Total liabilities and stockholders' equity (deficit)                   $  96,493           $     380
                                                                                        =========           =========

    The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                        --------------------------------        -------------------------------
                                                            1999                1998                 1999              1998
                                                        ------------        ------------        ------------      -------------
   Revenue:
     Content subscription and software license            $    459            $   --             $     913            $   --
     Advertising and sponsorship                             2,402                --                 3,364                --
     Other                                                      49                --                    56                --
                                                        --------------------------------        -------------------------------
                                                             2,910                --                 4,333                --
                                                        --------------------------------        -------------------------------
Operating expenses:
     Production, content and product development             2,390               1,847               5,535               2,802
     Sales and marketing                                    18,585                 649              28,643                 996
     General and administrative                              2,246                 867               5,091               1,687
     Amortization of deferred stock compensation               839                --                 1,912                --
                                                        --------------------------------        -------------------------------
          Total operating expenses                          24,060               3,363              41,181               5,485
                                                        --------------------------------        -------------------------------
Loss from operations                                       (21,150)             (3,363)            (36,848)             (5,485)

Interest income                                                550                  13                 587                  25
                                                        --------------------------------        -------------------------------
     Net loss                                              (20,600)             (3,350)            (36,261)             (5,460)

Accretion of redeemable securitites to fair value             --                  --               (17,255)               --

Dividend to preferred stockholders                            --                  --                (9,147)               --
                                                        --------------------------------        -------------------------------
Loss attributable to common stockholders                  $(20,600)           $ (3,350)         $  (62,663)           $ (5,460)
                                                        ================================        ===============================
Basic and diluted net loss per share attributable
     to common stockholders                               $  (0.68)           $  (0.39)          $   (3.56)           $  (0.68)
                                                        ================================        ===============================
Weighted average shares used in computing basic
     and diluted net loss per share attributable to
     common stockholders                                    30,137               8,550              17,581               8,049
                                                        ================================        ===============================

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Cash Flows
                                (in thousands)
                                 (unaudited)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
 OPERATING ACTIVITIES:                                             1999                 1998
                                                                ----------           ----------
  Net loss                                                      $  (36,261)          $   (5,460)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                 2,357                   34
       Amortization of deferred stock compensation                   1,912                   --
       Provision for doubtful accounts                                 100                   --
       Interest accretion on convertible notes payable                  94                   --

  Changes in assets and liabilities:
       Accounts receivable                                          (2,778)                  --
       Prepaids and other assets                                   (21,180)                (181)
       Accounts payable                                              3,628                  418
       Accrued liabilities                                           5,071                  381
       Related party payables                                         (991)                 (80)
       Deferred revenue                                              5,562                   --
                                                                ----------           ----------
          Cash used in operating activities                        (42,486)              (4,888)
                                                                ==========           ==========
Investing Activities:
  Purchase of furniture, fixtures and equipment                     (6,483)                (229)
                                                                ----------           ----------
          Cash used in investing activities                         (6,483)                (229)
                                                                ----------           ----------
Financing Activities:
  Proceeds from issuance of preferred stock                          3,500                5,454
  Proceeds from issuance of convertible notes payable                5,775                   --
  Proceeds from exercise of stock options                              323                   --
  Proceeds from issuance of common stock, net                       88,448                   --
                                                                ----------           ----------
          Cash provided by financing activities                     98,046                5,454
                                                                ----------           ----------
  Increase / (decrease) in cash and cash equivalents                49,077                  337

  Cash and cash equivalents at beginning of period                      --                    8
                                                                ----------           ----------
  Cash and cash equivalents at end of period                    $   49,077           $      345
                                                                ==========           ==========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


NOTE 1 - ORGANIZATION

drkoop.com, Inc. (the "Company"), a Delaware corporation, operates an Internet-based consumer healthcare network, consisting of an interactive Web site providing consumers with healthcare information and services, as well as affiliate relationships with portals, other Web sites, local healthcare organizations and traditional media outlets.

Effective June 11, 1999 the Company completed an initial public offering of 10,781,250 shares, including the underwriter's over allotment, at $9 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount) totaled approximately $88.4 million. Upon closing of the initial public offering, each outstanding share of the Company's convertible Series A and C preferred stock and mandatorily redeemable convertible (Series B) preferred stock were automatically converted into shares of common stock. The conversion resulted in the issuance of 8,594,835 shares of common stock, including the issuance of 1,345,185 shares of common stock to satisfy in full a purchase option and related anti-dilution adjustment rights. An additional 916,908 shares of common stock was issued upon conversion of certain convertible notes payable.

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998, which are contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (File No. 333-73459). The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 3 - NET LOSS PER SHARE

Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options and warrants for common stock shares is antidilutive due to the Company's net loss.

The following pro forma calculation of net loss per share for the three and nine months ended September 30, 1999 and 1998, respectively, assumes the conversion of all outstanding convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance. This presentation is deemed necessary as the Company's historical capital structure is not indicative of the current capital structure due to the automatic conversion of all shares of convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock concurrent with the closing of the Company's recent initial public offering.

                                                   Three months ended September 30,      Nine months ended September 30,
                                                  ----------------------------------     -------------------------------
    (in thousands, except per share data)               1999                1998              1999              1998
                                                  ---------------     --------------     -------------     -------------

Net Loss                                        $        (20,600)     $      (3,350)   $      (62,663)     $     (5,460)
                                                  ==============      =============      ============      ============

Basic and diluted:
  Shares used in computing basic and diluted
     net loss                                             30,137              8,550            17,581             8,049
                                                  ==============      =============      ============      ============

  Basic and diluted net loss per share          $          (0.68)     $       (0.39)   $        (3.56)     $      (0.68)
                                                  ==============      =============      ============      ============

Pro forma:
  Shares used above                                       30,137              8,550            17,581             8,049

Pro forma adjustment to reflect weighted
 effect of assumed conversion of convertible
 notes payable and preferred stock                            10              5,845             5,557             2,748
                                                  --------------      -------------      ------------      ------------

Shares used in computing pro forma basic and
 diluted  net loss per share                              30,147             14,395            23,138            10,797
                                                  ==============      =============      ============      ============

Pro forma basic and diluted net loss per        $          (0.68)   $         (0.23)   $        (2.71)   $        (0.51)
 share
                                                  ==============      =============      ============      ============


NOTE 4 -  COMMITMENTS & CONTINGENCIES

Portal Agreements

Infoseek and Buena Vista
On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which the Company will be the exclusive provider of health and related content on three Web sites of the Go Network: Go.com Health Center on Infoseek, ESPN.com Training Room and the Family.com Health Channel. Under the Infoseek agreement, the Company will be also the premier health content provider for ABCnews.com.

In addition, the Company will be the exclusive pharmacy and drugstore, health insurance and clinical trials partner in the Go.com Health Center. Under these agreements, users on the Go Network will be able to access various health information, services, interactive tools and commerce opportunities through a co-branded Web site served by the Company.

In the event the Company elects not to provide specific content, content may be obtained from a third party.

The term of both agreements is for three years, except that each of the parties may elect to terminate the relationship after two years. The Company will pay Infoseek and the Buena Vista Internet Group $57.9 million in total consideration consisting of cash and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three year term. The cash portion of this obligation is payable as approximately $16.2 million in the first year of the agreements, $18.2 million in the second year of the agreements and $21.3 million in the third year. None of the warrants are exercisable prior to one year after issuance.

The warrants have been recorded at a fair value of $2.89 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk-free interest rate of 5.0% and an expected life of 3 years.
The Company will recognize the costs associated with the agreements ratably over the term of the agreements.

America Online.
Effective July 1, 1999, the Company and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement (the "Agreement") pursuant to which the Company was designated as AOL's premier provider of healthcare content. The Agreement obligates the Company to make carriage payments aggregating $89.0 million in cash. In addition, the Company provided AOL immediately vested warrants (the "time warrants") to purchase drkoop.com, Inc. common stock and the right to earn additional warrants based on performance (the "performance warrants").

The immediately vested time warrants allow AOL to purchase 1,570,932 shares of the Company's common stock for a purchase price of $15.94 per share (the opening price on July 1, 1999). The immediately vested warrants may be exercised at any time on or after June 30, 2000 and on or prior to June 30, 2008, subject to limited exceptions relating to a change in control of drkoop.com or the early termination of the Agreement between AOL and drkoop.com. The immediately vested warrants have been recorded at a fair value of $4.97 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.75 volatility; risk-free interest rate of 5.5% and an expected life of 1 year. The Company will recognize the costs associated with the Agreement and the immediately vested time warrants ratably over the term of Agreement.

As noted above, the Company provided AOL the ability to earn additional performance warrants, as follows:

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

 . Warrants to purchase up to an additional 2,749,131 shares of the Company's common stock are not exercisable, and will not become exercisable unless the AOL relationship delivers specified usage of a new interactive software tool to be developed by drkoop.com and jointly deployed by drkoop.com and AOL. The warrant specifies four performance hurdles, measured by usage of the new tool, which if accomplished will result in 392,733, 392,733, 785,466 and 1,178,199 warrants becoming vested and exercisable. The exercise price of these warrants will be established at the time they become vested and will be calculated as 80%, 75%, 70% and 65% of fair market value at such time. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008.

The Company has currently not recorded any costs associated with the performance based warrants. Should it become probable that AOL will meet the criteria to earn the performance warrants the Company will record a charge in the period in which it became probable that AOL would earn the warrants.

All of the warrants include customary ancillary provisions, including anti-dilution adjustments for stock splits, stock dividends and similar structural changes. None of the warrants may be transferred prior to December 8, 1999, or if the related warrants have not vested. A change in control transaction involving drkoop.com could result in an acceleration of the vesting of these warrants.

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


NOTE 5 -  CHANGES IN CAPITAL STRUCTURE

Effective June 11, 1999, the Company completed an initial public offering of 10,781,250 shares, including the underwriters over allotment, at $9 per share. (See Note 1).

In June 1999, the Company effected a five-for-two stock split. The effect of this stock split has been recorded retroactively to inception of the Company in the accompanying financial statements.

In June 1999, the Company increased its authorized capital stock to 75,000,000 shares of common stock, par value $0.001 per share.

NOTE 6 -  RELATED PARTY TRANSACTION

Name and Likeness Agreement

The terms of the Company's historical agreements with Dr. C. Everett Koop pursuant to which the Company obtained the ability to use his name and likeness and provided to Dr. C. Everett Koop the right to receive a percentage of the revenue received by the Company from certain activities. To date, these royalty payments have been immaterial, aggregating $41,000 for the nine months ended September 30, 1999. Effective August 30, 1999, the Company amended and restated its agreement with Dr. C. Everett Koop. This amendment made the following principal changes to the agreement:

     .  The term was extended for an additional five years;

     . The obligation to make any payments to Dr. C. Everett Koop based on the revenues of the Company was completely eliminated; and

     . As the sole compensation to him for the modifications made in the agreement and the services to be provided over its full term, Dr. C. Everett Koop was granted options to acquire 214,400 shares of our common stock at an exercise price of $17.88 per share (the public trading price at the time of grant). The options vest at the rate of approximately 8,900 shares per month.

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION


-----------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30,
--------------------------------------------------------------------------------------------------------
                                                                             1999               1998
--------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Noncash Financing Activities:
--------------------------------------------------------------------------------------------------------
Conversion of related party payable to common stock                  $          -       $            216
--------------------------------------------------------------------------------------------------------
Deferred stock compensation related to options granted               $          3,507   $          -
--------------------------------------------------------------------------------------------------------
Accretion of redeemable securities to fair value                     $         17,255   $          -
--------------------------------------------------------------------------------------------------------
Amortization of deferred stock compensation                          $          1,912   $          -
--------------------------------------------------------------------------------------------------------
Issuance of preferred stock for investment in affiliate              $          5,000   $          -
--------------------------------------------------------------------------------------------------------
Issuance of preferred stock for intangible asset                     $          4,000   $          -
--------------------------------------------------------------------------------------------------------
Obligation to issue common stock pursuant to option
cancellation agreement                                               $          9,147   $          -
--------------------------------------------------------------------------------------------------------
Conversion of convertible notes payable to common stock              $          6,290   $          -
--------------------------------------------------------------------------------------------------------
Conversion of preferred stock to common stock at IPO                 $         35,660   $          -
--------------------------------------------------------------------------------------------------------
Issuance of warrants                                                 $         10,052   $          -
--------------------------------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto included elsewhere in this report. This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results.

Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Prospectus dated June 8, 1999.

Overview

Our company operates drkoop.com, an Internet-based consumer healthcare network. Our network consists of a consumer-focused interactive Web site that provides users with comprehensive healthcare information and services, as well as affiliate relationships with portals, other Web sites, healthcare organizations and traditional media outlets. Our Web site, www.drkoop.com, is a healthcare
                                              --------------
portal which integrates dynamic healthcare content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase healthcare related products and services on-line.

Revenues
Sources of revenues for the quarter and nine months ended September 30, 1999 were primarily revenues from content subscription and software licensing fees, and advertising and sponsorship fees.

Content subscription and software licensing fees are facilitated through our Community Partnership Program ("CPP"). Subscriptions to our Community Partnership Program run from one to three years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our drkoop.com Web site for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized when revenue is earned. Sales of software licenses to CPP affiliates is recognized as revenue upon shipment of the software, provided that the portion of the contract allocated to the software license is based upon vendor specific objective evidence of fair value, and collectibility is probable. Content subscription revenue is recognized ratably over the term of the CPP contract, generally ranging from one to three years. Software licenses are also sold as a stand-alone product independent of the Community Partnership Program.

Advertising revenues are derived primarily from short-term advertising contracts in which we typically guarantee a minimum number of user "impressions" to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on our Web site view an advertisement. We recognize advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. During the quarter and nine months ended September 30, 1999, we have utilized a combination of third party firms and in-house staff for the sales and insertion of advertisements on the drkoop.com Web site. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout the drkoop.com Web site or for target audiences and properties within specific areas of the Web site.

Sponsorship revenues are derived from contracts ranging from one to fifty months in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on the Web site that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable.

Dependent upon the complexity of an advertising or sponsorship revenue arrangement, we may provide initial site design consulting and engineering services which require the development and implementation of specific Web site enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

As our market develops, seasonal and cyclical patterns may emerge. These patterns may affect our revenues. We cannot yet predict to what extent our operations will prove to be seasonal.

Results of Operations

Revenues.  Our Web site, www.drkoop.com, was launched July 1998.  Revenues
                         --------------
increased to $2.9 million and $4.3 million for the three and nine months ended September 30, 1999, respectively, as compared to $0 revenues for the comparable periods of 1998. Revenue from content subscription and software licenses for the quarter ended September 30, 1999 totaled $459,000 or 16% of total revenues, and $913,000 or 21% of total revenue for the nine months then ended. All content subscription and software license revenue is considered recurring revenue. The increase in content subscription and software license revenue is attributable to the continued expansion of the Community Partner Program, resulting in the addition of 15 new contracts during the three months ended September 30, 1999, bringing the total number of new contracts to 30 for the nine months ended September 30, 1999.

Advertising and sponsorship revenues totaled $2.4 million, or 83% of total revenues for the quarter ended September 30, 1999, and $3.4 million, or 78% of total revenues, for the nine months ended September 30, 1999. Advertising and sponsorship revenues include related services revenues of $229,000, or 8% of total revenue for the quarter ended September 30, 1999, and $432,000, or 10% of total revenue for the nine months then ended. Additionally, included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $864,000, or 30% of total revenues, and $1.2 million, or 27% of total revenues, for the quarter and nine months ended September 30, 1999, respectively. The remaining advertising revenues of $1.3 million, or 45% of total revenues, and $1.8 million, or 42% of total revenues, for the quarter and nine months ended September 30, 1999, respectively, were derived from non-recurring short-term advertising and sponsorship arrangements. The increase in advertising and sponsorship revenues was primarily due to an increase in the number of advertising arrangements combined with an increase in traffic to our Web site resulting in a higher number of impressions delivered.

Other revenues totaled $49,000 or 2%, of total revenues, for the quarter ended September 30, 1999, and $56,000, or 1% of total revenues, for the nine months ended September 30, 1999. Other revenues consist primarily of fees paid for successful screenings of potential clinical trials participants.

Included in content subscription and software licensing revenues are barter transactions that accounted for $30,000 and $80,000 for the three and nine months ended September 30, 1999, respectively. Barter revenues accounted for $160,000 and $276,000 of the advertising and sponsorship revenues for the three and nine months ended September 30, 1999, respectively. In total, barter revenues represented $190,000, or 7%, and $356,000, or 8%, of total revenues for the quarter and nine months ended September 30, 1999.

Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and Web site operations expense. Production, content and product development expense increased by $543,000, or 29%, from $1.8 million for the quarter ended September 30, 1998 to $2.4 million for the quarter ended September 30, 1999, and by $2.7 million, or 98%, from $2.8 million for the nine months ended September 30, 1998 to $5.5 million for the nine months ended September 30 1999. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with an increase in content licensing required as our Web site has continued to develop and expand. We believe that in order to remain competitive, significant investments in content development and operating infrastructure will be required; therefore, we expect that production, content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

Sales and marketing expenses. Sales and marketing expense consist primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense increased by $17.9 million, from $649,000 to $18.6 million for the quarters ended September 30, 1998 and 1999, respectively, and by $27.6 million, from $996,000 to $28.6 million for the nine months ended September 30, 1998 and 1999, respectively. The primary reasons for the increases were costs associated with the distribution agreements with major portals totaling $10.1 million and $12.9 million for the three and nine months ended September 30, 1999, respectively, as
compared to $0 for the same periods in 1998.   Advertising and promotion
expenses for the drkoop.com Web site totaled $5.7 million and $10.6 million for the three and nine months ended September 30, 1999, respectively, as compared to $390,000 and $621,000 for the three and nine months ended September 30, 1998, respectively. Additionally, we experienced significant growth in the numbers of sales and marketing personnel, resulting in salary and related expenses of approximately $2.8 million and $5.1 million for the three and nine months ended September 30, 1999, respectively, as compared to $259,000 and $375,000 for the three and nine months ended September 30, 1998, respectively. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the foreseeable future as we continue to hire additional personnel and increase expenditures for distribution, advertising, brand promotion, public relations and other marketing activities.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $1.4 million, or 159%, from $867,000 to $2.2 million for the quarters ended September 30, 1998 and 1999, respectively, and by $3.4 million, or 202% from $1.7 million to $5.1 million for the nine months periods ended September 30, 1998 and 1999, respectively. The primary reasons for the increases were the addition of personnel, increased professional fees and the amortization of the intangible assets. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future, although at a slower rate than the other expense categories.

Deferred stock compensation expense. We have recorded non-cash deferred stock compensation costs in the aggregate of $5.0 million in connection with the grant of certain stock options to our employees in 1998 and 1999. The deferred stock compensation is being amortized over the four-year vesting period of such options. Of the total deferred stock compensation, $839,000 and $1.9 million were amortized in the three and nine months ended September 30, 1999, respectively. There were no such expenses in the comparable periods in 1998.

Net interest income.   Net interest income includes interest income from our
cash balances and interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $550,000 and $13,000 for the three months ended September 30, 1999 and 1998, respectively, and $587,000 and $25,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase was due to higher average net cash and cash equivalents balances resulting from the investment of the proceeds from our IPO completed in June 1999.

Income tax. We have incurred net losses to date. As of September 30, 1999, we had net operating loss carryforwards of $43.5 million for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources

Until our initial public offering in June 1999, which raised net proceeds of $88.4 million, we have financed our operations primarily through equity sales and convertible notes payable debt financing. At September 30, 1999 we had $49.1 million in cash and cash equivalents and working capital of $59.2 million. We currently have a backlog of $25.1 million in contracts for which the services have not yet been delivered.

Cash used in operating activities for the nine months ended September 30, 1999 of $42.5 million was due primarily to a net operating loss of $36.3 million and increases in accounts receivable of $2.8 million, prepaid expenses of $21.2 million and a decrease in related party payables of $1.0 million. These amounts were offset by non cash charges for amortization of deferred stock compensation of $1.9 million and depreciation and amortization of $2.4 million and increases in accounts payable of $3.6 million, accrued liabilities of $5.1 million and deferred revenue of $5.6 million, respectively. The increases in accounts payable and accrued liabilities are attributable to the increased expenses associated with the continued development and promotion of our Web site. The increase in prepaid expenses is primarily the result of prepayments required under the terms of various portal and content contracts. The increases in accounts receivable and deferred revenue are the results of the increases in our client base. Cash used in operating activities for the nine months ended September 30, 1998 of $4.9 million was due primarily to a net operating loss of $5.5 million and an increase in prepaid assets of $181,000, offset by increases in accounts payable of $418,000 and accrued liabilities of $381,000.

Cash used in investing activities was $6.5 million and $229,000 for the nine months ended September 30, 1999 and 1998, respectively. Net cash used for investing activities for these periods consisted primarily of capital expenditures for computer equipment and software.

Net cash provided by financing activities was $98.0 million for the nine months ended September 30, 1999, compared to $5.5 million during the same period of 1998. Net cash provided by financing activities resulted primarily from proceeds from our initial public offering for which we received approximately $88.4 million in net proceeds and, to a lesser extent, proceeds from the issuance of Series C Convertible Preferred Stock for $3.5 million, issuance of convertible notes payable resulting in $5.8 million of proceeds, and the exercise of stock options resulting in $323,000 of proceeds. The $5.5 million in proceeds received during the first nine months of 1998 was from the issuance of preferred stock.

The terms of our historical agreements with Dr. C. Everett Koop pursuant to which we obtained the ability to use his name and likeness and provided Dr.
C. Everett Koop the right to receive a percentage of the revenue received by our company from certain activities. To date, these royalty payments have been immaterial, aggregating $41,000 for the nine months ended September 30, 1999. Effective August 30, 1999, we amended and restated our agreement with Dr. C. Everett Koop. This amendment made the following principal changes to the agreement:

     .  The term was extended for an additional five years;

     . The obligation to make any payments to Dr. C. Everett Koop based on the revenues of our company was completely eliminated; and

     . As the sole compensation to him for the modifications made in the agreement and the services to be provided over its full term, Dr. C. Everett Koop was granted options to acquire 214,400 shares of our common stock at an exercise price of $17.88 per share (the public trading price at the time of grant). The options vest at the rate of approximately 8,900 shares per month.


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

State of Readiness

In our analysis of the state of readiness for Y2K, we have focussed on two areas: corporate information technology and Internet information delivery systems.

Corporate information technology: We have tested and verified the Y2K readiness of our standard software installation, which is loaded on each employee's computer system. The evaluation included the operating system as well as mission critical applications required to function on a daily basis, such as e-mail, contact management, word processing, spreadsheet, database and presentation software. In addition, all of our mission critical centralized applications have been updated to the latest versions, which are stated to be Y2K compliant by the vendor, and/or verified compliant by vendor provided Y2K test tools.

The remaining tests relate to hardware and support equipment issues, networks and infrastructure (including elevators, heating and air conditioning systems, and security systems), and special purpose software applications. We will perform a complete inventory of hardware and software in use by various departments throughout the company, and work with vendors to verify compliance. The inventory process will be followed by a build-up of our test environment, which will include a snapshot of our mission-critical servers and a number of workstations loaded with software in use throughout the company. Tests will be conducted in an environment that is identical to, but isolated from, our existing corporate network. Issues that arise during these tests will be addressed and software updates applied to all workstations as needed. Any information technology components that are found to be non-compliant will be upgraded or replaced with compliant components.

In parallel with the testing activity we will develop a contingency plan, with alternative methods to existing processes, and preparations for unexpected complications or failures in environments that are out of our control, such as supply chain, environmental and communication dependencies. We will continue to work with business partners and current suppliers of services and products, and identify areas that need attention.

Internet information delivery systems: We are in the process of relocating our site to a new facility. As part of this move, all information technology components are being replaced. One purchase requirement for these components was a statement of Y2K readiness from the vendor. As the new site is being assembled, the team will conduct a Y2K readiness assessment. This assessment will encompass all areas including product delivery, reporting, and support systems.

First, a comprehensive audit of all hardware, software and web site dependencies will be carried out to collect Y2K compliance information. Computers, network devices, and dedicated appliances will be classified as (a) compliant, (b) update needed, or (c) non-compliant after research is performed with appropriate vendors and manufacturers. Commercial software products will be reviewed and classified similarly. Additionally, statements of Y2K compliance will be obtained from critical service providers.

Second, third-party tools will be used to verify Y2K compliance where possible. These utilities will confirm proper BIOS date-handling and software maintenance patch levels. They will also report on violations against a database of known Y2K problems.

Next, a series of Y2K simulations will be run against the site as a whole. These simulations will test for the proper operation of all hardware and software components as several Y2K-related date transitions occur.

Finally, any corrective actions found to be required will be taken to bring any components determined to be non-compliant to an acceptable state of compliance.

Risks. We are unable to assess the Y2K readiness of the Internet as a whole. Since our business depends on visitors reaching our site, if a significant number of Internet Service Providers have Y2K related problems, our traffic may suffer.

Uninterruptible power supplies (UPS) and backup generators protect our Internet information delivery site, our Internet Service Provider, and our corporate infrastructure systems. While we are prepared for significant power outages, we may not be able to continue to operate if electric service is unavailable for extended periods. Similarly, extended outages elsewhere may affect the ability of our visitors to reach us.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering drkoop.com, decrease the use of the Internet or prevent users from accessing drkoop.com, any of which would have a material adverse effect on our business, results of operations and financial condition. Further, as noted above we are heavily dependent on the accuracy of certifications provided by third party vendors and the effectiveness of our testing tools and methods.

Costs. To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. We do not presently anticipate that such expenditures will be material.

Contingency Plan.

As discussed above, we are engaged in an ongoing Year 2000 assessment and have developed preliminary contingency plans. The results of our analyses and the responses received from third-party vendors and service providers will be taken into account to revise our contingency plans as necessary. It is our goal to finalize our contingency plans by December 1, 1999.

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


Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the proceeds from our initial public offering.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business would be materially adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance.

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

     . our ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments; and

     . technical difficulties or system downtime affecting the operation of our Web site.

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

Many of the expenses associated with these activities--for example, personnel costs, portal fees, and technology and infrastructure costs--are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, in which case our results of operations would suffer.

We have a history of losses and negative cash flow and anticipate continued losses.

Since our inception, we have incurred significant losses and negative cash flow, and as of September 30, 1999, had an accumulated deficit of approximately $57.1 million, which included $17.3 million for accretion to fair value of the mandatory redeemable Series B convertible preferred stock. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in areas such as expansion of our network, distribution, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use healthcare information and related content available on our Internet-based consumer healthcare network that will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model also assumes that those consumers will access important healthcare needs through electronic commerce using our Web site and that local healthcare organizations will affiliate with us. This business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

We are a party to an amended and restated agreement, dated August 30, 1999, with Dr. C. Everett Koop which permits us to use his image, name and likeness in connection with healthcare-related services and products. Under this agreement, our use of Dr. C. Everett Koop's name, image or likeness is subject to his prior written approval of the resulting products, which may not be unreasonably withheld.

As consideration for the amendment and extension of the Koop agreement, we granted Dr. C. Everett Koop options to purchase 214,400 shares of common stock for an exercise price of $17.88 per share.

The Koop agreement is exclusive and for a term of five years, subject to automatic renewal for additional five-year terms unless it is terminated by either party within 120 days of the end of each term.

If the Koop Agreement is terminated other than due to a breach or default by us, we will have the right on a non- exclusive basis for three years following the end of the term to rebrand and sell approved products bearing the name, image or likeness of Dr. C. Everett Koop.

If we default in our obligations and do not promptly cure the default, Dr. C. Everett Koop may terminate the Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. C. Everett Koop's name and likeness on the 90th day after such termination. Dr. C. Everett Koop may also terminate the Koop agreement upon a change in control of our company.

If our agreement with Dr. C. Everett Koop were terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our Web site and devote substantial resources towards building a new marketing and brand strategy. Without our ability to use Dr. C. Everett Koop's name and likeness or Dr. C. Everett Koop's participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our Web site.

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

In order to expand our network, we have entered into a number of strategic partnerships which involve the payment of significant funds for prominent or exclusive carriage of our healthcare information and services. These transactions are premised on the assumption that the traffic we obtain from these arrangements will permit us to earn revenues in excess of the payments made to partners. This assumption is not yet proven, and if we are unsuccessful in generating sufficient resources to offset these expenditures, we will likely be unable to operate our business. On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we will be the exclusive provider of health and related content on three Web sites of the Go Network. Under the Infoseek agreement, drkoop.com will also be the premier health content provider for ABCnews.com. The term of these agreements is for three years for total consideration of approximately $57.9 million, including warrants to purchase shares of our common stock. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc under which we will be the premier health content provider across five AOL brands: America Online, CompuServe, AOL.COM, Netscape Netcenter and Digital City. The term of the agreement is for four years for cash payments of $89 million, plus fully vested and performance-based warrants to purchase shares of our common stock.

In order to attract and retain our audience of users, we must provide healthcare content, tools and other features which meet the changing demands of those users.

One of our fundamental business objectives is for drkoop.com to be a trusted source for healthcare information and services. As with any form of consumer-oriented media, we have to provide editorial content and other features such as interactive tools, that consumers demand in order to continue to attract and retain our audience of users. We expect that competitive factors will create a continuing need for us to retain, improve and add to our editorial content, interactive tools and other features. We will not only have to expend significant funds and other resources to continue to improve our network, but we must also properly anticipate and respond to consumer preferences and demands. Competition for content will likely increase the fees charged by high quality content providers. The addition of new features will also require that we continue to improve the technology underlying our Web site. These requirements are significant, and we may fail to execute on them quickly and efficiently. If we fail to expand the breadth of our offerings quickly, or these offerings fail to achieve market acceptance, our business will suffer significantly.

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

We depend, and will continue to depend, on a number of third-party relationships to increase traffic on drkoop.com and generate advertising and other revenues. Outside parties on which we depend include unrelated Web site operators that provide links to drkoop.com, providers of healthcare content and portals which provide us with carriage and ad serving. Many of our arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

We intend to produce only a portion of the healthcare content that will be found on the drkoop.com network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. As health-related content grows on the Internet, we believe that there will be increasing competition for the best product suppliers, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the drkoop.com network less attractive or useful for an end user which could reduce our advertising and e-commerce revenues.

We cannot assure you that we will be able to maintain relationships with third parties that supply us with content, carriage, software or related products or services that are crucial to our success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, we cannot assure you that the content, software, products or services of those companies that provide access or links to our Web site will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

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

We may acquire or make investments in complementary businesses, technologies, services or products if appropriate opportunities arise. From time to time we engage in discussions and negotiations with companies regarding our acquiring or investing in such companies' businesses, products, services or technologies, and we regularly engage in such discussions and negotiations in the ordinary course of our business. Some of those discussions also contemplate the other party making an investment in our company. We cannot assure you that we will be able to identify future suitable acquisition or investment candidates, or if we do identify suitable candidates, that we will be able to make such acquisitions or investments on commercially acceptable terms or at all. If we acquire or invest in another company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities would be dilutive to our existing stockholders.

If our ability to expand our network infrastructure is constrained in any way we could lose customers and suffer damage to our operating results.

Presently, a relatively limited number of consumers use our Web site. We must continue to expand and adapt our network infrastructure to accommodate additional users, increase transaction volumes and changing consumer and customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our Web site or to expand and upgrade our systems and infrastructure to accommodate such increases. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the on-line services of our competitors.

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

We may have liability for information we provide on our Web site or which is accessed from our Web site.

Because users of our Web site access health content and services relating to a condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line services in the past. Others could also sue us for the content and services that are accessible from our Web site through links to other Web sites or through content and materials that may be posted by our users in chat rooms or bulletin boards. While our agreements, including those with content providers, in some cases provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the drkoop.com network as a trustworthy and dependable provider of healthcare information and services. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

Any failure or inability to protect our intellectual property rights could adversely affect our ability to establish our brand.

Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Federal registrations are pending for the trademark "drkoop.com," as well as other service and trademarks which incorporate the Dr. Koop name. Our right to use the Dr. Koop name is granted to us under an agreement with Dr. C. Everett Koop. If we lose our right to use the Dr. Koop name, we would be forced to change our corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact our business. We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software, which is used in the drkoop.com Web site to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future.

Year 2000 problems may disrupt our operations which could result in lost revenues and increased operating costs.

Because our business depends on computer software, we are assessing the Year 2000 readiness of our systems. We are also in the process of contacting certain third-party vendors, licensors and providers of hardware, software and services regarding their Year 2000 readiness. Following our Year 2000 assessment and after contacting these third parties, we will be able to make a final evaluation of our state of readiness, potential risks and costs, and to determine to what extent a contingency plan is necessary. Third-party software, hardware or services incorporated into our systems may need to be revised or replaced, which could be time consuming and expensive, potentially resulting in lost revenues and increased costs for us. For a preliminary evaluation of the potential impact of these Year 2000-related issues on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

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

In addition to the risks specifically identified in this section or elsewhere in this report, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which ultimately impair our business, results of operations and financial condition.

Risks Related to Our Industry

Consumers and the healthcare industry must accept the Internet as a source of healthcare content and services for our business model to be successful.

To be successful, we must attract to our network a significant number of consumers as well as other participants in the healthcare industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use healthcare information available on our network, that consumers will access important healthcare needs through electronic commerce using our Web site, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. Our business model also assumes that the services provided by our network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that this practice will be accepted by consumers. Our business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

The Internet industry is highly competitive and changing rapidly, and we may not have the resources to compete adequately.

The number of Internet Web sites offering users healthcare content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of on-line revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet develops as a communication and commercial medium.

We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     . health-related on-line services or Web sites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     . on-line and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and Infoseek Corporation which commonly distribute multiple sources of healthcare data;

     . electronic merchants and conventional retailers that provide healthcare goods and services competitive to those available from links on our Web site;

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

To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our distribution, sales and marketing channels. We must also meet or exceed evolving consumer expectations and competitive standards regarding medical ethics, Internet ethics and privacy concerns. Increased competition could result in a loss of our market share or a reduction in our prices or margins. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services.

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

Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology requires licensing under applicable state law. We have endeavored to structure our Web site and affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could result in a material adverse effect on our business. Further, any liability based on a determination that we engaged in the practice of medicine without a license may be excluded from coverage under the terms of our current general liability insurance policy.

Federal and State Healthcare Regulation. We earn a service fee when users on our Web site purchase prescription pharmacy products from certain of our e-commerce partners. The fee is not based on the value of the sales transaction. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our e-commerce revenue strategy, we believe that the service fees we receive from our e-commerce partners are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse affect on our business, results of operations and financial condition.

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

We plan to develop relationships with retailers, manufacturers and other providers to offer healthcare products and services through direct links from our Web site to their Web site. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of healthcare products or services over the Internet. Accordingly, we have limited experience in the sale of products and services on-line and the development of relationships with retailers, manufacturers or other providers of such products and services, and we cannot predict the rate at which consumers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

Consumers may sue us if any of the products or services that are sold through our Web site are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Some of our agreements with manufacturers, retailers and other providers contain provisions intended to limit our exposure to liability claims. These limitations may not however prevent all potential claims, and our insurance may not adequately protect us from these types of claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.
As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

Internet capacity constraints may impair the ability of consumers to access our Web site, which could hinder our ability to generate advertising revenues.

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

Our business is dependent on the continuous, reliable and secure operation of our Web site and related tools and functions we provide.

We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. We have also suffered service outages from time to time, although to date none of these interruptions has materially adversely effected our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also depend on third parties to provide potential users with web browsers and Internet and on-line services necessary for access to our Web site. In the past, our users have occasionally experienced difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

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

On July 28, 1999 adam.com filed a lawsuit seeking to terminate a content agreement among the two companies. The lawsuit also seeks relief related to distribution of some of this content in a manner which adam.com alleges violates the agreement. We believe that the claims are without merit and intends to defend this lawsuit vigorously.


Item 2.   Changes in Securities and Use of Proceeds

During the quarter ended September 30, 1999, we issued the following equity securities in transactions exempt from registration under the Securities Act of 1933:

     . On July 1, 1999, we issued warrants to purchase up to 5,890,995 shares of common stock to America Online, Inc. in connection with the establishment of a business relationship. The terms of the relationship and the warrants (including the consideration and terms of exercise) are more fully described in the notes to the condensed financial statements provided with this report and in our Current Report on Form 8-K dated July 6, 1999. This issuance was exempt from registration by operation of
        Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     . During the quarter we issued an aggregate of 703,396 shares of common stock upon the issue of compensatory stock options granted prior to our initial public offering at various exercise prices. Total cash consideration received by us aggregated $76,095. These issuances were exempt from registration by operation of Rule 701 promulgated under the Securities Act.

     In June 1999, we completed our initial public offering through an underwritten public offering pursuant to a Registration Statement on Form S-1 (File No. 333-73459). These funds have been the principal source of liquidity for us during the quarter ended September 30, 1999 and were used to fund operating losses and make capital expenditures as described in the financial statements included with this report.


Item 3.   Defaults Upon Senior Securities.

        Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

        None.

Item 5.   Other Information.

        None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b)  Reports on Form 8-K for the quarter ended September 30, 1999.

Report on Form 8-K filed on July 7, 1999: The text of a joint press release between our company, drkoop.com, Inc and America Online, Inc. dated July 6, 1999, announcing a four-year strategic alliance between the two companies.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  drkoop.com, Inc.


Date:  November 10, 1999           /s/ Susan Georgen Saad
                                  -------------------------------
                                  Name    Susan Georgen Saad
                                  Title:  Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number    Exhibit Title


10.49 Amended Name & Likeness Agreement by and between Company and C. Everett Koop, M.D.

10.50+            Interactive Services Agreement by and between
                  Company and America Online, Inc.

10.51+ Development and Services Agreement by and between Company and America Online, Inc.

10.52             Registration Rights Agreement by and between
                  Company and America Online, Inc.

10.53             Warrant to Purchase 1,570,932 shares of Common
                  Stock Issued to America Online dated July 1, 1999.

10.54+ Performance Warrant to Purchase 1,570,932 shares of Common Stock Issued to America Online dated
                  July 1, 1999.

10.55+ Performance Warrant to Purchase 2,749,131 shares of Common Stock Issued to America Online dated
                  July 1, 1999.

10.56             Lease Agreement by and between Company and Plaza 7000, Ltd.

27.1              Financial Data Schedule


+   Confidential Treatment Requested
                                       34