Form 10-K
period 1999-12-31
DRKOOP COM INC
filed 2000-03-30
CIK 1073794

     =========================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934  For the transition period from     to

                          Commission File No. 0-26275

                               drkoop.com, Inc.
            (Exact name of Registrant as specified in its charter)
                    --------------------------------------


                Delaware                                        95-4697615
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

           7000 N Mopac, Suite 400
                 Austin, TX                                      78731
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (512) 583-5667

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  YES [X]    NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 29, 2000, as reported by Nasdaq, was approximately $113,815,000. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common stock on February 29, 2000 was 31,152,597.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's Annual Meeting of Stockholders to be held on May 30, 2000 are incorporated by reference into Part III.

      ========================================================================

                               drkoop.com, Inc.

                                   Form 10K
                     For the year ended December 31, 1999

                               Table of Contents



                                                                                                   Page Number
PART ONE
Item 1.         Business............................................................................    3

Item 2.         Properties..........................................................................   13

Item 3.         Legal Proceedings...................................................................   13

Item 4.         Submission of Matters to a Vote of Security Holders.................................   13

PART TWO

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters...............   14

Item 6.         Selected Financial Data.............................................................   16

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations  17

Item 7A.        Quantitative and Qualitative Disclosures about Market Risks.........................   35

Item 8.         Financial Statements and Supplemental Data..........................................   35

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures. 35

PART THREE

Item 10.        Directors and Executive Officers of the Registrant..................................   36

Item 11.        Executive Compensation..............................................................   36

Item 12.        Security Ownership of Certain Beneficial Owners and Management......................   36

Item 13.        Certain Relationships and Related Transactions......................................   36

PART FOUR
Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................   36

Signatures      ....................................................................................   37


                                    PART I

Item 1:  Business

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements based on our current expectations about our company and our industry. You can identify these forward-looking statements when you see us using words such as "expect," "anticipate," "estimate" and other similar expressions. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report. We undertake no obligation to publicly update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Background

Our company operates drkoop.com, an Internet-based consumer health network. Our network consists of a consumer-focused interactive website which provides users with comprehensive health information and services, as well as affiliate relationships with Internet portals, healthcare organizations and traditional media outlets. Our website, www.drkoop.com, is a health portal which integrates dynamic health content on a wide variety of subjects, interactive communities and tools, as well as opportunities to purchase health-related products and services on-line. Our company's founders, including former U.S. Surgeon General Dr. C. Everett Koop, created drkoop.com to empower consumers to better manage their personal health with comprehensive, relevant and timely information. Our objective is to establish the drkoop.com network as the most trusted and comprehensive source of consumer health information and services on the Internet.

We launched our Network in July 1998 and, by January 20, 2000, www.drkoop.com had attracted 18,022,000 unique users according to Media Metrics, and enrolled over 1 million registered users. Our network is designed to provide consumers with a variety of health content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications, and real-time medical news. In addition, we offer eight interactive communities consisting of over 170 hosted chat support groups. Our support groups allow users to share experiences with others who face, or have faced, similar health conditions, leveraging the aggregate community to benefit each member. We also provide interactive tools that permit users to personalize their drkoop.com experience and are developing additional features to expand the functionality of our website.

Currently, our affiliates consist of Internet portals, healthcare organizations and traditional media outlets. Each affiliate provides to its customers easy access to the information and services offered on drkoop.com. Through these relationships, we believe that we will gain broad exposure of our brand, drive high volumes of traffic to the drkoop.com website, and acquire and distribute relevant local content. We intend to expand our network by continuing to establish relationships with affiliates that have the ability to direct additional users to our website.

Our belief is that health-concerned consumers are highly motivated in their need to find accurate information and to act on it. Our objective is to establish the drkoop.com Network as the most trusted source of consumer health information and services on the Internet. Our business model is to earn advertising and subscription revenues from advertisers, merchants, manufacturers and healthcare organizations that desire to reach a highly targeted community of health consumers on the Internet. We also earn revenues by facilitating e-commerce transactions, such as sales of prescription refills, vitamins and nutritional supplements, health and wellness, and insurance products offered by outside parties.

Our Market Opportunity

Healthcare is the largest segment of the U.S. economy, representing an annual expenditure of approximately $1 trillion, and health and medical information is one of the fastest growing areas of interest on the Internet. According to Cyber Dialogue, an industry research firm, during the 12-month period ended July 1999, approximately 25 million adults in the United States searched on-line for health and medical information, and approximately 50% of these individuals made off-line purchases after seeking information on the Internet. Cyber Dialogue estimates that approximately 70% of the persons searching for health and medical information on-line believe the Internet empowers them by providing them with information before and after they go to a doctor's office. Cyber Dialogue also estimates that the number of adults in the United States searching for on-line health and medical information will grow to approximately 30 million in the year 2000, and they will spend approximately $150 billion for all types of health-related products and services off-line.

Business Strategy

Our objective is to establish the drkoop.com network as the most trusted and comprehensive source of consumer health information and services on the Internet. Our business strategy incorporates the following key elements:

Establish the drkoop.com Brand. Our strategy is to create a strong brand with which consumers associate the trustworthiness and credibility of Dr. C. Everett Koop and which will enable us to implement his vision of empowering individuals to better manage their personal health. We also intend to enhance our brand through association with other notable leaders in the consumer healthcare field, such as ABC News Medical Correspondent Dr. Nancy Snyderman and television and radio medical journalist Dr. Bruce Hensel. Our company is engaged in a major campaign to increase awareness of the drkoop.com brand among consumers, healthcare organizations, Internet portals and other websites. We intend to continue to allocate significant resources to further develop and build brand recognition through on-line advertising, general advertising, portal agreements, strategic alliances and other marketing initiatives.

Provide Consumers with Health Content of High Quality. We provide our users with high quality health content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications, and real-time medical news. This information is provided by established sources such as Dartmouth Medical School, Reuters, the National Institute of Health, Multum Interactive Services, Inc., and the American Cancer Society. We also offer a directory that compares and rates over 1,100 other health-oriented websites. Our strategy is to integrate dynamic health information on a wide variety of subjects with relevant interactive communities and tools, and opportunities to purchase health-related products and services on-line. We believe that the quality of our health information is a competitive advantage that will enable us to attract users to our website, promote user loyalty and increase page views per visit.

Earn Consumer Trust with Stringent Privacy Standards. In response to increasing emphasis on ethics and privacy standards in the Internet health category, drkoop.com allied with other industry leaders in late 1999 to form the Hi-Ethics (Healthcare Internet Ethics) coalition. This group is striving to self-regulate privacy and other standards for eHealth companies in areas such as content, advertising and connectivity.

Syndicate Content, to Promote Traffic Growth. We have entered into relationships with portals, such as the GO.com network and AOL, and other websites which position drkoop.com as their primary source for consumer health content. In addition, we have entered into relationships with over 300 local hospitals, payor entities and 22 local media outlets such as television stations. These relationships include the creation of co-branded websites and the distribution of branded health information to affiliated entities. We intend to expand our network by continuing to establish relationships with affiliates that have the ability to direct additional users to our website.

Develop and Expand On-line Health Communities. We currently offer our registered users free access to eight on-line communities consisting of over 170 hosted chat support groups. Our eight communities are organized by the following general health topics: Addiction & Recovery, Aging Healthy, General Health,

Men's Health, Mental Health, Parenting & Children's Health, Physical Conditions and Women's Health. Our support groups cover topics including hepatitis C, child development, stress management and relaxation skills and anxiety disorders. Our communities and support groups allow users with similar health-related experiences to exchange information and gather news and knowledge in a secure, anonymous, on-line environment.

Provide Consumers with Unique Features and Tools. Our website is designed to provide easy access to innovative features and tools. Currently, our most popular tools include on-line calculators, such as calculator tools used to calculate an individual's body mass index, ideal weight, and sleep requirements, as well as our drug checker tool which educates consumers about the possible interactions among various drugs and other substances. We intend to continue to add useful tools to enable our users to personalize their on-line experience. We believe that our tools and features will continue to encourage users to visit our website frequently and increase the likelihood of users selecting drkoop.com as their preferred website for health-related issues.

Enable High Value E-commerce offerings. We enable e-commerce transactions offered by third parties. Our strategy involves permitting merchants, manufacturers and service providers access to a highly targeted community of health conscious consumers through our website and the health channels of our portal affiliates. We presently enable sales of prescription refills, vitamins and nutritional supplements, health and wellness products, and insurance services. Although we do not provide these products or services, we do provide links to the websites of third parties that provide these products or services. Some of these third parties have entered into preferred provider arrangements with us and pay us either a transaction fee for sales attributable to users from our website or an anchor tenant rental fee. Anchor tenant fees are annual fees paid by on-line merchants in exchange for a prominent link to their on-line stores. We believe that contextual merchandising of e-commerce transactions will attract users to our website and promote user loyalty.

The drkoop.com Network

Our Network consists of a consumer-focused interactive website which provides user with comprehensive health information and services, as well as affiliate relationships with portals, other websites, local healthcare organizations and traditional media outlets. The website is a health portal which integrates dynamic health information on a wide variety of subjects, interactive communities and tools that enable our users to personalize their drkoop.com experience and opportunities to purchase health-related products and services on-line. Our affiliate relationships, we believe, allow us to gain broad exposure of our brand, drive high volumes of traffic to the drkoop.com website, and acquire and distribute relevant content at the local level. Affiliates may use our content on television or radio, in print, or on- line, provided they credit drkoop.com as the provider of the content and, where appropriate, pay a license fee. We believe that displaying logos and credits on every web page, program and publication where drkoop.com content is displayed will help us build brand awareness and attract users to our website.

Affiliates

Portals and Other Websites. The distribution of drkoop.com content to affiliated portals and other websites is designed to rapidly increase brand awareness through co-promotion and direct links with the affiliate's server. We have affiliated with selected websites that have the potential to drive large volumes of traffic to our website and provide broad exposure to the drkoop.com brand. Currently, portals are the leading aggregators of traffic on the Internet. Users are augmenting these portals with subject-specific vertical portals, which are becoming one of the fastest growing segments of the Internet. These vertical portals are using brand awareness driven by quality topical content and significant market resources to establish them as destinations for highly concentrated groups of users. Examples of relationships that we have already established include:

GO Network. drkoop.com has agreements with GO.com, formerly Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which drkoop.com is the exclusive provider of health related content on three websites of the GO Network: GO.com Health Center, ESPN.com Training Room and the Family.com Health Channel. Under the Infoseek agreement, drkoop.com is also the premier health content provider for ABCnews.com. In addition, drkoop.com is the exclusive pharmacy and drugstore, health insurance and clinical trials partner in the GO.com Health Center. Under these agreements, users on the GO Network have access to various health information, services, interactive tools and commerce opportunities through a co-branded location (http://go.drkoop.com) served by drkoop.com. These agreements contribute substantially to our brand awareness and increase traffic on our website.

The term of both agreements is three years, except that each of the parties may elect to terminate the relationship after two years. We will pay GO.com and the Buena Vista Internet Group approximately $57.9 million in total consideration consisting of cash and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three-year term. None of the warrants are exercisable prior to one year after issuance.

America Online, Inc. drkoop.com is America Online's premier provider of health content, as well as the exclusive tools and utilities partner for the AOL Service. Through this relationship, we will gain access to the complete AOL user base.

The term of this agreement is four years. We will pay AOL approximately $89.0 million in cash over the term of the agreement. In addition, we provided AOL immediately vested warrants to purchase up to 1,570,932 shares of our common stock for a purchase price of $15.94 per share and the right to earn additional warrants to purchase up to 1,570,932 shares of our common stock for a purchase price of $20.00 based on performance and 2,749,131 shares of our common stock for a purchase price to be established at the time they become vested based on the development of new interactive software tools. However, if these new interactive software tools are not used by AOL then the warrants to purchase 2,749,131 shares will not be exercisable. None of the warrants are exercisable prior to June 30, 2000.

Salon Internet, Inc. Salon Internet, Inc. and drkoop.com offer a health and wellness site called Salon Health. Salon Health creates a unique blend of editorial content and integrated health information for its users. drkoop.com is the exclusive provider of health information for Salon Health. This initiative includes a complete storefront offering of drugstore related products. Our agreement with Salon has a three-year term. The parties share revenues generated through the storefront and advertising revenue. We will pay Salon a fee for running a minimum number of drkoop.com banner advertisements on the Salon site.

SeniorNet. SeniorNet.org, the world's largest trainer of older adults about computer technology and the Internet, selected drkoop.com to be the exclusive provider of health information and services to users of the SeniorNet On-Line Community. Through this strategic partnership, drkoop.com provides our health content and our products and services that empower SeniorNet users to better manage their health. SeniorNet operates over 140 SeniorNet Learning Centers across the United States, providing access to over 100,000 older adults, while educating them on how to use the SeniorNet website and the Internet. We will pay SeniorNet a fee for this exclusive relationship.

theglobe.com. drkoop.com is the premier anchor tenant for theglobe.com. Through this partnership, drkoop.com is the only provider of health and medical information to this community based website. As one of six main content channels on theglobe.com, drkoop.com content is exposed to over 5 million members monthly, providing exposure and traffic to the drkoop.com web site. This is a two year relationship where we pay theglobe.com $10,000 per month for this relationship, and share all revenues generated by the health channel on theglobe.com servers.

Yahoo. drkoop.com syndicates Dr. Nancy Snyderman's Daily Health offering for use in Yahoo! Health. Under this agreement, Dr. Snyderman appears daily on Yahoo in a drkoop.com branded environment where Yahoo Health users are able to read Dr. Snyderman's responses to user-submitted questions. Users who wish to ask Dr. Snyderman a question through an email interface are transferred to the "Ask Dr. Nancy Snyderman" area of the drkoop.com website. New answers and archives are posted daily on Yahoo Health. This is a non-paid relationship between the two companies.

Healthcare Organizations. drkoop.com enrolls healthcare organizations as local affiliates through our Community Partner Program. This program allows local organizations such as hospitals, health systems and other healthcare organizations to integrate the drkoop.com brand and content into their on-line initiatives. Under this program, we develop co-branded Internet pages linked to drkoop.com for local healthcare organizations. The Community Partner Program enables healthcare organizations to supply their patients with on-line health resources and interactive services integrated with specific information about their facilities. This program provides consumers with the ability to educate themselves, make an informed decision, and take action through a healthcare organization's local website, strengthening the relationship between the consumer and the organization. Those consumers are introduced to the drkoop.com brand through our association with their local provider or payor. Examples of local healthcare organizations that have enrolled in our Community Partner Program include:

     Highmark - Created in 1996 by consolidating Blue Cross of Western Pennsylvania and Pennsylvania Blue Shield -- two of the most trusted names in health insurance -- Highmark is among the 10 largest U.S. health insurers with nearly six decades' experience in healthcare delivery and financing.

     Intermountain Healthcare - Intermountain Healthcare is a charitable, community owned nonprofit health care organization serving the needs of Utah and Idaho including 22 hospitals, 2200 affiliated physicians and 400 physician group members, health plans, clinics, and 16 home health agencies.

     MemorialCare - MemorialCare is a comprehensive healthcare system serving the residents of Los Angeles and Orange Counties in California. MemorialCare offers Southern Californians four major medical centers and a children's hospital as well as a number of subsidiary facilities. It is also the only health system in southern California to have two facilities rated by the state as the safest places for surviving a heart attack.

     ProMedica Health System - ProMedica Health System is a not-for-profit locally owned health system in Toledo, Ohio and is one of the largest and fastest growing healthcare systems in the Midwest. ProMedica is comprised of more than 2,000 medical staff members, seven hospitals and more than 11,000 employees.

     PROMINA Doctors and Hospitals - PROMINA Doctors and Hospitals is a local, not-for-profit group of physicians, hospitals and health services created by healthcare providers who serve the communities of metro Atlanta. They are committed to high-quality healthcare and the community's well being.

     Wake Forest University Baptist Medical Center - Wake Forest University Baptist Medical Center is a world-renowned academic medical center/tertiary care hospital in Winston-Salem, NC. U.S. News & World Report ranks it among America's Best Hospitals in ten specialties.

Traditional Media. We have also established additional affiliate relationships with 22 traditional ABC, NBC, and CBS media outlets from leading broadcast companies such as Cox, Hubbard, and Granite Broadcasting, and, via our agreement with GO, are featured on the web sites of over 100 ABC affiliates participating in the network's LocalNet service. There are many areas of overlap with television and print that allow for collaboration in the delivery of quality health content to an audience. Late breaking news, daily syndicated articles and other timely relevant content can be distributed as an information feed in multiple formats. For example, network television affiliates carry local, relevant information directly to local audiences. Similarly, by distributing content at the affiliate level, drkoop.com can be the leading syndicate of Internet-ready health content and editorial-based, breaking health news. The content that resides on our website can also be distributed through newspapers, trade journals, periodicals, and a variety of other print media. By aligning drkoop.com and our notable leaders in the healthcare field, Dr. C. Everett Koop and Dr. Nancy Snyderman, with high profile media entities, we have the opportunity to build brand awareness of drkoop.com. Links from traditional media websites to our website create additional channels for generating traffic to the drkoop.com website. Examples of traditional media programs include:

Local Broadcasting. Central to our strategy is a belief that since all healthcare is delivered locally, we can further both our involvement in our users' lives and solidify our financial relationship with our local hospital partners by implementing a multi-brand affiliate strategy with hospitals and television stations at a local level. This strategy will be complementary to any network and/or national advertising relationships into which we enter in the future. We have entered into 1, 2, or 3 year agreements with 22 network-affiliated television stations. drkoop.com provides the station with Internet health content, and the station provides both local promotion of drkoop.com and daily prompting of the station's viewers to drkoop.com following relevant health stories on the station's local newscasts. In 2000, we expect to expand our relationship with stations to include delivery of original content, a shared video cooperative, inclusion of station news stories as broadband content on drkoop.com, and the commencement of training initiatives for local medical journalists. Additionally, advertising opportunities will be afforded to hospital and non-hospital advertising clients of drkoop.com as we feature more ad messages within the station inventory granted our company.

     As of January of 2000, those stations included the following ABC, CBS, and NBC affiliates:


              Albany GA     WALB            Jacksonville   WTLV
              Albuquerque   KOB             Knoxville      WATE
              Atlanta       WSB             Lexington      WKYT
              Austin        KEYE            Memphis        WMC
              Buffalo       WKBW            Minneapolis    KSTP
              Cleveland     WOIO            Nashville      WKRN
              Denver        KUSA            Phoenix        KPNX
              Ft. Wayne     WPTA            Salt Lake      KTVX
              Jackson       WLBT            San Jose       KNTV
                                            Seattle        KOMO
                                            Tampa          WFTS
                                            Toledo         WTOL
                                            Winston-Salem  WXLV

ABC Affiliates. drkoop.com's multi-year agreement with Infoseek for the GO Network Internet properties provides that the websites of all ABC affiliates who participate in the network's Local Net Internet service, currently 100 stations, will be linked to drkoop.com. ABC will also provide details to all of its affiliates regarding how they can participate as a full drkoop.com affiliate in their local news coverage and promotion. ABC affiliates receive first right of negotiation for participation in this program.

International Affiliates. In December 1999, drkoop.com entered into a content and tools syndication arrangement with Medweb Limited, a company based in Melbourne, Australia. The drkoop.com content and tools are expected to form the backbone of the Medweb health information Web site. Medweb expects to provide health information services to Australian physicians and consumers. We are seeking additional international licensing opportunities.

Revenue Opportunities

Our operating strategy is presently comprised of three primary means of generating revenue:

     .  advertising and sponsorships;

     .  content syndication; and

     .  electronic commerce.

Advertising and sponsorships. The healthcare industry spends billions of dollars every year to market products and services to consumers. Jupiter Communications projects that the on-line health advertising segment will grow from $100 million in 1999 to $700 million in 2004. We believe that health portals and other vertically focused websites are uniquely positioned to attract a significant share of these advertising expenditures. By identifying users interested in a particular health-related topic or who desire to address a particular health condition, we believe we can sell advertising in a highly targeted manner.

Merchants can purchase advertising on our website in two ways. Banner advertising is generally sold based on the number of impressions received by the advertisement and its position on the website. This type of advertising frequently encourages the user to move to other web pages, which describe the advertiser's product and solicit a direct response from the user. Sponsorships are contracts that typically grant advertisers rights to promote their products on a specific portion of the website. Online advertising for health products is highly competitive with many Internet initiatives seeking healthcare marketing dollars.

Sponsorships, which range from 3 to 50 months, are designed to support broad marketing objectives, including brand awareness, product introductions, research and transactions, generally on an exclusive basis. Accordingly, sponsorships are sold based on their duration, the portion of the website sponsored and the number of impressions delivered. Some of our advertisers and sponsors include Warner Lambert, Johnson & Johnson, Vitamin Shoppe, Drug Emporium, Nutrisystems, Selfcare.com, more.com, Pfizer, Biogen, Schering Plough, SmithKline Beecham and Lifescape.com.

One form of direct response advertising involves pre-screening and identifying potential participants in clinical trials. In 1997, approximately $19 billion was spent by the private sector on human health research and development in the United States alone, according to the Pharmaceutical Manufacturers Association. A significant portion of these costs are incurred in the later stages of clinical development, where large numbers of subjects are enrolled into studies designed to provide the bulk of the safety and efficacy data needed to obtain a product license from the FDA. The identification and enrollment of qualified individuals into these studies is usually a time-consuming and expensive process.

We have implemented the drkoop.com Clinical Research Center, a portion of our website designed to help educate consumers about clinical trials: what they are; what to expect; and how to find and enroll in an appropriate trial if the individual and their physician believe that this is a viable therapy option. When this feature is fully developed, consumers will be able to search a database of clinical trials by geography and by disease. We believe that on-line pre-screening will reduce the number of inappropriate contacts and result in only qualified people being referred to the clinical trial sponsors. drkoop.com expects to derive a per respondent advertising fee for this recruitment service.

Content Syndication. We license our content and certain interactive tools through a broad variety of affiliated websites. The majority of the licensed content is provided by third parties and is not produced by us. The primary source of content syndication revenue is our Community Partner Program. Under the Community Partner Program, we develop co-branded Internet pages and software consisting of visual icons containing links back to the drkoop.com website for local healthcare organizations, such as hospitals and payor organizations. Licensing fees are typically determined based on the channel for which the content will be used. Content syndication agreements generally stipulate that all content provided by drkoop.com must retain a legend indicating "Provided by drkoop.com" and is subject to an acceptable use policy that defines how and where the content may be used. Editorial content and/or content control generally remain the exclusive right of the drkoop.com network. We believe that by allowing other high-traffic websites and portals to offer our content we will gain broad exposure of our brand and drive high volumes of traffic to the drkoop.com website, thereby allowing us to generate more advertising and e-commerce revenues. While we expect to also generate significant revenues from certain of our syndication programs, this revenue source is expected to become a smaller proportion of our overall revenues as our audience continues to grow.

International Network. We intend to expand into targeted International markets during the Year 2000. The expansion will be achieved through partnerships with local content providers as well as providing syndicated and original content from the drkoop.com Web site. In December 1999, drkoop.com entered into a content and tools syndication arrangement with a company based in Australia.

E-Commerce. Data provided by Jupiter Communications indicates that U.S. consumers are expected to spend $10 billion on health-related products online in 2004, up from $200 million in 1999. The study also indicated that online pharmaceutical sales are expected to approximate $4.5 billion of the $10 billion spent on line in 2004, with nutriceuticals generating $1.7 billion in sales and personal care and over-the-counter products generating $2.3 billion and $600 million respectively. We provide users with the ability to access e-commerce opportunities provided by outside parties in numerous locations throughout the drkoop.com website. For example, users can access prescription refill services through pages relevant to a particular condition. We also plan to offer the drkoop.com Health Store, a section of the website which aggregates all of the e-commerce opportunities found throughout the site into one comprehensive storefront that users can navigate to find the specific products or services offered by outside parties. E-commerce interfaces on drkoop.com, whether in the drkoop.com Health Store or in other locations within the website's general content, are being designed to be informative and easy to use.

We currently offer two primary categories of products and services which users can purchase from third parties through our website:

     On-line Pharmacy Products. According to industry statistics, the retail prescription drug market in 1997 accounted for approximately $89.1 billion in sales generated by 2.6 billion prescriptions. Over-the-counter medications and the other health and beauty aids accounted for $26.8 billion and $26.9 billion in retail sales, respectively, in 1997. Due to the convenience, privacy, cost-savings and selection that can be offered to consumers via the Internet, we believe that the on-line pharmacy will become a major factor in retail pharmacy sales and will capture a significant portion of these sales in the near future. Moreover, direct deliveries of prescription drugs to the home via mail accounts for a significant proportion of all prescription drug sales. We expect that this distribution channel will expand to include other products traditionally associated with retail pharmacy stores.

     Our personal drugstore provides links to approximately 20 traditional and on-line pharmacies where users can order prescription refills and other pharmacy products over the Internet. We are also offering e-commerce anchor tenant positions to online and traditional pharmacies on a category-exclusive basis to allow consumers to link to their online stores. We receive an annual rental fee for these anchor tenant positions. We currently have contracts with Drug Emporium, a traditional and online drugstore merchant, and Vitamin Shoppe, an online vitamin and supplement company. We have created four anchor tenant positions on the Health Channel of the GO.com Network. As of December 1999 we had placed Drug Emporium and more.com as anchor tenants. We intend to place selfcare.com as an anchor tenant in 2000.

     Health and Wellness Products. Consumers spend an estimated $60 billion annually on nutraceuticals, over-the-counter drugs and health and beauty aids, according to a report released by Cyber Dialogue in 1999. These products are considered staples of traditional brick and mortar stores and providing these types of products for purchase online is a natural extension of the online distribution model. We currently provide users of our Web site the opportunity to purchase health and wellness products from selfcare.com, our anchor tenant and sponsor of our conditions and concerns center.

     Insurance. The individual health insurance market is estimated to be an $85 billion per year industry, according to AM Best. In the past decade, the AMA estimates that the number of Americans without health insurance increased from 32 million to 43.4 million. Our website provides access to an insurance center consisting of comparisons of different insurance plans designed to assist users in determining their individual health coverage needs and coverage options. This service is designed to provide useful, consumer-oriented information and to enable the purchase of insurance coverage through various links with qualified insurers.

     Our current insurance partners include:

         . Quotesmith.com, an on-line insurance website where users can obtain instant quotes from 127 leading insurance companies. We have implemented a co-branded version of their instant quote system.

         . HealthExtras, the sponsor of the drkoop.com Personal Insurance Center and a provider of disability and supplemental medical insurance.

         . GE Capital Life Assurance Company of New York which provides long-term care insurance.

Sales

As of December 31, 1999, we had a direct sales organization consisting of 16 sales professionals with an average of 10 years of sales experience. We have geographically-based sales representatives with extensive healthcare backgrounds calling on large integrated health systems and payors in major metropolitan areas selling drkoop.com's Community Partner Program. We also have sales representatives with pharmaceutical backgrounds who call directly on pharmaceutical companies. In addition, one of our sales representatives with an insurance background calls on payors for enrollment in our insurance commerce initiative. Further, members of management and the sales force call on portals and other websites to establish affiliate relationships.

Marketing and Public Relations

We employ a variety of methods to promote the drkoop.com brand to attract user traffic and affiliate relationships. Our public relations staff oversees a comprehensive public relations program targeting consumer, trade and healthcare media. In addition, we also conduct media outreach programs consisting of public service announcements and other promotional activities targeting radio, broadcast, and print media on a national and local basis.

Advertising. Media purchasing is a significant component to the brand awareness and customer acquisition strategy for drkoop.com. We believe that click-through banner advertising has been the accepted means to drive traffic across the Internet for several years. We believe that we must continue to promote drkoop.com to the mass Internet audience through banner advertising as funding permits, in order to attract first time users. Depending on the source, we can use a banner advertisement to direct a user to our homepage or to a place in the website that contains topical information of interest to them. We also intend to pursue general advertising through conventional media if and when funding permits.

Public awareness campaigns are a significant part of the user generation plans for drkoop.com. By strategically aligning drkoop.com with health-related initiatives and charity organizations, we believe we will be able to reach a large audience to help raise awareness for specific causes or organizations. By creating opportunities for users to participate in awareness campaigns, we believe we can raise money for organizations and charities, and at the same time drive new registered users to drkoop.com.

Public Relations. As a well-recognized, trusted spokesperson on America's health, we believe that Dr. C. Everett Koop is in a unique position to raise consumer awareness of health-related issues and our company. Since the launch of our website, Dr. C. Everett Koop has participated in several industry events that have dramatically raised our visibility in the Internet health market. We expect Dr. C. Everett Koop to continue to raise awareness of our company's mission to empower consumers with information and services to better manage their personal healthcare and our initiatives to serve them, by participating in public relations and public service activities.

In response to increasing emphasis on ethics and privacy standards in the eHealth space, drkoop.com allied with other industry leaders in late 1999 to form the Hi-Ethics (Healthcare Internet Ethics) coalition. This group is striving to self-regulate privacy and other standards for eHealth companies in areas such as content, advertising, and connectivity.

Competition

A large number of Internet companies compete for users, advertisers, e-commerce transactions and other sources of on-line revenue. The number of Internet websites offering users health content, products and services is vast and increasing at a rapid rate. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for healthcare consumers will continue to increase as the Internet grows as a communication and commercial medium.

We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     . health-related on-line services or websites targeted at consumers such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     . on-line and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and GO.com;

     . electronic merchants and conventional retailers such as CVS, Rite Aid Corporation, Walgreens, Advanced Paradigm, Express Scripts, Inc. and Merck-Medco, that provide healthcare goods and services competitive to those available from links on our website;

     . hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors such as Columbia/HCA Healthcare Corporation, Kaiser Permanente and VHA Inc., which offer healthcare information through the Internet; and

     . other consumer affinity groups, such as the American Association of Retired Persons, SeniorNet and ThirdAge Media, Inc., which offer health-related content to special demographic groups.

We believe that competition in our industry is based primarily on:

     .      the quality and market acceptance of health content;

     .      brand recognition; and

     . the quality and market acceptance of new enhancements to current content, features and tools.

Our competitive position in our market as compared to our competitors is difficult to characterize due principally to the variety of current and potential competitors and the emerging nature of the market.

Additional many of our competitors are likely to enjoy substantial competitive advantages compared to our company, including:

     .  the ability to offer a wider array of on-line products and services;

     .  larger production and technical staffs;

     .  greater name recognition and larger marketing budgets and resources;

     .  larger customer and user bases; and

     .  substantially greater financial, technical and other resources.

To be competitive, we must have access to adequate capital and respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our sales and marketing channels. Increased competition could result in a loss of our market share or a reduction in our prices or margins, any of which could adversely affect our business. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services and consolidate with one another.

Technology

A component of our strategy is to apply existing technologies in novel ways to deliver content and provide services to our users. The various features of the drkoop.com network are implemented using a combination of commercially available and proprietary software components. We favor licensing and integrating "best of breed" commercially available technology from industry leaders. We reserve internal development of software for those components that are either unavailable on the market or that have major strategic advantages when developed internally. We believe that this component style approach is more manageable, reliable, and scaleable than single-source solutions. In addition, the emphasis on commercial components speeds development time, which is an advantage when competing in a rapidly evolving market. Consistent with our preference for off-the-shelf software components, we rely primarily on industry-standard Microsoft operating systems, development, and infrastructure components including NT, Internet Information Server, Microsoft Site Server, Visual Interdev, and others. We have also created a content management and development system and specialized applications, one example of which is the drug interaction application built upon the Multum commercial database.

Operating Infrastructure

The drkoop.com website is based on a technical operating infrastructure, the drkoop.com web platform, which is designed to be highly scaleable and reliable. The drkoop.com web platform consists of several subsystems, including a scaleable web cluster used to service user requests for web pages. The web cluster is controlled by a hardware cluster manager which continuously monitors the performance and availability of the individual servers within the web cluster. In the event of an individual server failure or when a server requires maintenance, the hardware cluster manager automatically distributes incoming requests to other available servers without disrupting the user's experience.

The drkoop.com web platform consists of readily available, off-the-shelf, computer systems, including dual Intel Pentium servers in a fully redundant configuration. The drkoop.com web platform was designed using a proprietary architecture deploying primarily Microsoft technology running the Windows/NT Operating System. Other Microsoft web enabling technologies used in the drkoop.com web platform include:

     . Microsoft Membership and Personalization Server--software that captures user data and enables the drkoop.com experience to be customized for each user;

     . Microsoft SQL Server--database software used to store user data and content; and

     . Microsoft Internet Information Server--software which enables pages to be displayed to the user.

drkoop.com is in the process of migrating off of the Microsoft infrastructure to allow for greater scalability and reliability. The new infrastructure products are primarily SUN/iPlanet based products.

Our data center is maintained offsite by a third party and provides us with multiple backbone connections to the Internet and a fault-tolerant network design. In addition, electricity for running the drkoop.com web platform is protected by uninterruptible power systems including back-up diesel generators. We have an operations and disaster recovery plan, and drkoop.com is backed up nightly to an off-site storage facility. We do not maintain a back-up data center.


Employee Resources

As of February 29, 2000, we had 185 full-time employees. None of our employees are represented by a union. We believe that our relationship with our employees is good.

Item 2:  Properties

Our headquarters are located in Austin, Texas. We currently lease approximately 80,000 square feet, of which approximately 30,000 square feet is subleased to an unrelated company, under a lease expiring in 2006. We also lease approximately 265 square feet in New York, 775 square feet in Malvern, PA, and 462 square feet in Torrance, CA, under leases which expire in 2000, 2000, and 2001, respectively. We believe that our existing facilities are adequate to meet our needs for the immediate future and that future growth can be accommodated by leasing additional or alternative space near our current facilities.

Item 3:  Legal Proceedings

On April 12, 1999, a civil complaint was filed as Agrawal v. drkoop.com, Inc., Donald W. Hackett and John F. Zaccaro in the District Court of Travis County, Texas, 126 Judicial District, Case No. 99-04294. Plaintiff alleged causes of action including fraud, constructive fraud, promissory estoppel, negligent misrepresentation, breach of contract, conversion, stock fraud, defamation and misrepresentation. This matter was resolved in February 2000.

In January 1999, we entered into a strategic technology relationship with HealthMagic, Inc. which included a long-term fully paid license to use a broad range of Internet technologies, such as a web-based personal medical record, personalization tools, and security and authentication features. Under this arrangement, HealthMagic was to develop, implement, and support these technologies for us, thereby permitting internal resources to address other
needs.   However, the relationship never produced satisfactory results and
drkoop.com is currently involved in settlement discussions with HealthMagic, Inc. ("HealthMagic") regarding possible legal claims that HealthMagic and drkoop.com have against each other arising out of a Software Sale, License and Development Agreement executed by drkoop.com and HealthMagic on January 20, 1999. As of the date of this filing, neither HealthMagic nor drkoop.com have filed complaints regarding this matter. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the consolidated financial position or liquidity of drkoop.com.

We are also involved in other claims and disputes which are incidential to the regular conduct of our business and are not presently believed to be material.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock has been traded on The Nasdaq Stock Market under the symbol "KOOP" since June 8, 1999. The following table sets forth the high and low sales prices of our Common Stock for the periods indicated and are as reported by Nasdaq.



          Quarter             High       Low
          -------            -------   -------

  Second Quarter 1999...    $17.44    $10.44
  Third Quarter 1999....     36.88     14.19
  Fourth Quarter 1999...     19.00     11.88

As of February 29, 2000, there were approximately 213 stockholders of record of our Common Stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock, and anticipate that we will retain our earnings, if any, to finance the growth of our business.

Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-73459) relating to an initial public offering of our common stock, was June 7, 1999. A total of 10,781,250 shares of our common stock were sold to an underwriting syndicate, including the exercise of the 15% over allotment. The managing underwriters were Bear, Stearns & Co. Inc., Hambrecht & Quist LLC, and Wit Capital Corporation. The offering commenced and completed on June 8, 1999, at an initial public offering price of $9.00 per share. The initial public offering resulted in gross proceeds of $97.0 million, $6.8 million of which was applied to the underwriting discount and approximately $1.7 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $88.5 million. From the date of receipt through December 31, 1999, the net proceeds of the initial public offering were used to fund operating losses and for general corporate purposes, including expansion of our network, advertising, brand promotion, content development and working capital or invested in an interest bearing money market account. None of the net proceeds of the offering were paid, directly or indirectly, to any director, officer or general partner of drkoop.com, Inc., or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliates, except to the extent used to pay compensation in the ordinary course of business.

Changes in Securities

During the year ended December 31, 1999, we issued the following equity securities in transactions exempt from registration under the Securities Act of 1933:

     . On January 11, 1999 we issued stock purchase warrants to acquire a total of 12,555 shares of common stock to a stockholder at a price of $4.78 per share. The terms of the relationship and the warrants are more fully described in the notes to the financial statements provided in this Report of Form 10-K.

     . On January 29, 1999, we received $3.5 million in cash and acquired 10% of the outstanding stock of HealthMagic, Inc., a subsidiary of Adventist Health System Sunbelt Healthcare Corporation, in exchange for 2,615,677 shares of our Series C convertible preferred stock, which was converted into an equivalent number of shares of common stock upon the completion of our initial public offering. The parties also entered into related agreements which provide for registration rights and specific transfer restrictions. The terms of this relationship are more fully described in the notes to the financial statements provided in this Report on Form 10-K.

     . On April 9, 1999, we issued warrants to purchase 775,000 shares of common stock to GO.com, formerly Infoseek Corporation, and Buena Vista Internet Group at an exercise price of $8.60 per share. The terms of the relationship and the warrants (including the consideration and terms of exercise) are more fully described in the notes to financial statements provided with this Report on Form 10-K. This issuance was exempt from registration by operation of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     . On July 1, 1999, we issued warrants to purchase up to 5,890,995 shares of common stock to America Online, Inc. in connection with the establishment of a business relationship. The terms of the relationship and the warrants (including the consideration and terms of exercise) are more fully described in the notes to financial statements provided with this Report on Form 10-K and in our Report on Form 8-K dated July 6, 1999. This issuance was exempt from registration by operation of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6:  Selected Financial Data

The following selected financial data should be read in conjunction with the Financial Statements and the accompanying Notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1999 and 1998 and for the period from Inception (July 17, 1997) through December 31, 1997 and the balance sheet data at December 31, 1999 and 1998, are derived from our audited financial statements included elsewhere in this Form 10-K. The balance sheet data at December 31, 1997 are derived from our audited financial statements. Historical results are not indicative of the results to be expected in the future.

                                                                                            Period From
                                                                                             Inception
                                                            Year Ended      Year Ended     (July 17, 1997)
                                                           December 31,    December 31,        thru,
                                                              1999            1998          Dec 31, 1997
                                                          -------------   -------------   ----------------
                                                                (in thousands, except per share data)
STATEMENTS OF OPERATIONS  DATA:
Revenues............................................       $  9,431        $     43             $    -
                                                           --------        --------             ------
Operating expenses:
 Production, content and product development........          9,361           4,448                461
 Sales and marketing................................         45,563           2,008                  -
 General and administrative.........................          9,500           2,597                161
 Deferred stock compensation........................          2,486             107                  -
                                                           --------        --------             ------
Total operating expenses............................         66,910           9,160                622
                                                           --------        --------             ------
Loss from operations................................        (57,479)         (9,117)              (622)
Other income, net...................................          1,344              34                  -
                                                           --------        --------             ------
Net loss............................................        (56,135)         (9,083)              (622)
Accretion of redeemable securities to fair value....        (17,255)        (14,325)                 -
Dividend to preferred Stockholders..................         (9,147)              -                  -
                                                           --------        --------             ------
Loss attributable to common Stockholders............       $(82,537)       $(23,408)            $ (622)
                                                           ========        ========             ======

Basic and diluted net loss per common share.........         $(3.97)         $(2.86)            $(0.09)
                                                           ========        ========             ======
Weighted average shares outstanding used in basic
 and diluted net loss per common share calculation...        20,814           8,175              6,750
                                                           ========        ========             ======
Pro forma basic and diluted net loss per
 common shares.......................................      $  (2.27)       $  (0.75)
                                                           ========        ========
Weighted average shares used in computing
  pro forma basic and diluted net loss per
 common share calculation............................        24,690          12,113
                                                           ========        ========


                                                                          December 31,
                                                                        ---------------

                                                            1999          1998          1997
                                                           -------      --------       ------
BALANCE SHEET DATA:
Cash and cash equivalents..................                $35,706      $      -        $   8
Working capital (deficiency)...............                 46,302        (2,905)        (649)
Total assets...............................                 99,720           380           43
Convertible notes payable to stockholder...                      -           451            -
Leases payable.............................                  1,078             -            -
Mandatorily redeemable
convertible (Series B) preferred stock.....                      -        18,406            -
Stockholders' equity (deficit).............                 71,317       (20,994)        (614)

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of our company should be read in conjunction with the information set forth under "Selected Financial Data" and our financial statements and the notes to those statements included elsewhere in this Report on 10-K as well as the following section titled "Risk Factors That May Affect Future Results and Safe Harbor Statement." This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements.


Overview

Our company operates drkoop.com, an Internet-based consumer health network. Our network consists of a consumer-focused interactive Web site that provides users with comprehensive health information and services, as well as affiliate relationships with portals, other Web sites, healthcare organizations and traditional media outlets. Our Web site, www.drkoop.com, is a health portal that integrates dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services on-line.

Our company was founded in July 1997 as Personal Medical Records, Inc. During 1997 our primary operating activities related to the development of software for Dr. Koop's Personal Medical Record System. In early 1998 we changed our primary emphasis to the development of the software and hardware infrastructure for the drkoop.com website, licensing and creating content, negotiating relationships with strategic partners, recruiting personnel and raising capital. We launched the drkoop.com web site in July 1998. Subsequent to the launch of the website, we have focused on broadening the content and functionality of the website, attracting an audience to the drkoop.com network, and creating revenue from advertising, sponsorship and electronic commerce arrangements as well as licensing our content and tools.

We derive our revenues primarily from advertising and sponsorship arrangements and content subscription and software licensing fees. Additionally, we generate lesser revenues from electronic commerce through alliances with certain retailers of pharmaceuticals and related products and through providing insurance companies with the opportunity to sell products and services to our audience.

Advertising revenues are derived primarily from short-term advertising contracts in which we typically guarantee a minimum number of user "impressions" to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on our Web site view an advertisement. We recognize advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. We have utilized a combination of third party firms and in-house staff for the sales and insertion of advertisements on the drkoop.com Web site. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout the drkoop.com Web site or for target audiences and properties within specific areas of the Web site or co-branded content carried by our partners. The short-term nature of many advertising arrangements and the involvement of third parties which report sales to us after a time log have made banner advertising revenues difficult to forecast.

Sponsorship revenues are derived from long-term contracts generally ranging from three to fifty months in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on the Web site that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Additionally, dependent upon the complexity of an advertising or sponsorship revenue arrangement, we may provide initial site design consulting and engineering services that require the development and implementation of specific Web site enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

Content subscription and software licensing fees are facilitated through our Community Partnership Program ("CPP") and from the sale of calculators.
We have also begun to license our content and brand in select foreign countries, beginning first with English language markets such as Australia. Subscriptions to our Community Partnership Program generally vary from one to three years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our drkoop.com Web site for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized when revenue is earned. Sales of software licenses to CPP affiliates are recognized into revenue upon shipment of the software, provided that the portion of the contract allocated to the software license is based upon vendor specific objective evidence of fair value, and collectibility is probable. Content subscription revenue is recognized ratably over the term of the CPP contract, generally ranging from one to three years. Software licenses are also sold as a stand-alone product for both calculators and under the Health Links program independent of the Community Partnership Program.

Contract research organizations offer comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. The identification and enrollment of qualified individuals into these studies is usually a time consuming and expensive process. We created a Clinical Research Center, a portion of our website designed to educate consumers about clinical trials, including how to find and enroll in an appropriate trial if the individual and their physician believe that it is a viable therapy option. We expect to receive transaction fee revenues for assisting contract research organizations in the identification and enrollment of qualified individuals into studies.

We have begun to generate electronic commerce revenues through alliances with certain retailers of pharmaceuticals, health and wellness products and through insurance companies that sell insurance products and services to our audience. We do not provide any of the goods or services offered. We receive compensation in the form of transaction fees or anchor tenant rental fees form third parties who have entered into preferred provider arrangements with us. Revenues from our share of the proceeds from the commerce partner's transactions are recognized by us upon notification from the commerce partner of sales attributable to users from the drkoop.com website. E-commerce revenues were nominal for the year ended December 31, 1999.

On April 9, 1999, we entered into agreements with GO.com, formerly Infoseek Corporation, and the Buena Vista Internet Group, units of The Walt Disney Company, under which drkoop.com became the exclusive provider of health and related content on three Web sites of the GO Network: GO.com Health Center on GO.com, formerly Infoseek, ESPN.com Training Room and the Family.com Health Channel. Under the GO.com, formerly Infoseek agreement, We are also the premier health content provider for ABCnews.com. In addition, we are the exclusive pharmacy and drugstore, health insurance and clinical trials partner in the GO.com Health Center. Under these agreements, users on the GO Network are able to access various health information, services, interactive tools and commerce opportunities through a co-branded Web site served by us. In the event we elect not to provide specific content, content may be obtained from a third party. The term of both agreements is for three years, however, each of the parties may elect to terminate the relationship after two years. We have agreed to pay GO.com, formerly Infoseek, and the Buena Vista Internet Group $57.9 million in total consideration consisting of cash and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three year term. The cash portion of this obligation is payable as approximately $16.2 million in the first year of the agreements, $18.2 million in the second year of the agreements and $21.3 million in the third year. None of the warrants are exercisable prior to one year after issuance. The warrants have been recorded at a fair value of $2.89 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk-free interest rate of 5.0% and a legal life of 3 years. We are recognizing the costs associated with the agreements ratably based on page view obligations of Infoseek and BVIG over the term of the agreements. During 1999 we recorded $7.2 million in expense related to these contracts.

Effective July 1, 1999, drKoop.com and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement (the "ISA") pursuant to which we were designated as AOL's premier provider of healthcare content. The ISA obligates the Company to make carriage payments aggregating $89.0 million in cash. Concurrently, drkoop.com and AOL entered into a four-year Development and Services Agreement ("DSA") pursuant to which we are to provide specified software development services to AOL for the term of the agreement and in return AOL is to pay us $8 million. In addition, we provided

AOL immediately vested warrants (the "time warrants") to purchase drkoop.com, Inc. common stock and the right to earn additional warrants based on performance (the "performance warrants").

The immediately vested time warrants allow AOL to purchase 1,570,932 shares of our common stock for a purchase price of $15.94 per share (the market price on July 1, 1999). The immediately vested warrants may be exercised at any time on or after June 30, 2000 and on or prior to June 30, 2008, subject to limited exceptions relating to a change in control of drkoop.com or the early termination of the Agreement between AOL and drkoop.com. The immediately vested warrants have been recorded at a fair value of $10.49 per share which was calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk-free interest rate of 5.7% and a legal life of 9 years. We are recognizing the costs associated with the ISA and the immediately vested time warrants, reduced by the fees earned under the DSA, ratably over the term of the ISA. During 1999, the Company recorded $12.1 million of net expense related to these contracts.

As noted above, we provided AOL the ability to earn additional performance warrants, as follows:

 . Warrants to purchase up to 1,570,932 shares of drkoop.com common stock for a purchase price of $20.00 per share. These warrants are not exercisable, and will not become exercisable unless the AOL relationship delivers to drkoop.com during the four years of the Agreement traffic objectives, measured in page views, at or above agreed upon levels. Accordingly, one-fourth of these warrants (i.e., 392,733 warrants) could become vested in each of the next four years if those performance objectives are met. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008.

 . Warrants to purchase up to an additional 2,749,131 shares of drkoop.com common stock are not exercisable, and will not become exercisable unless the AOL relationship delivers specified usage of a new interactive software tool to be developed by drkoop.com and jointly deployed by drkoop.com and AOL. The warrant specifies four performance hurdles, measured by usage of the new tool, which if accomplished will result in 392,733, 392,733, 785,466 and 1,178,199 warrants becoming vested and exercisable. The exercise price of these warrants will be established at the time they become vested and will be calculated as 80%, 75%, 70% and 65% of fair market value at such time. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008.

The Company has not recorded any costs during 1999 associated with the performance based warrants as none of the performance targets had been obtained.

Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 1999 we had an accumulated deficit of $75.7 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, distribution, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model also assumes that those users will access important healthcare needs through electronic commerce and that local healthcare participants will affiliate with us. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or conform to expectations of the public markets.

We have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons are not necessarily meaningful and should not be
relied upon as indications of future performance.   Please see "Risk Factors
That May Affect Future Results and Safe Harbor Statement" below.

Results of Operations

  Comparison of the years ended December 31, 1999  and 1998

Revenues.  Revenues were $9.4 million and $43,000 for the years ended December
31, 1999 and 1998, respectively.   The increase in revenue is due to one full
year of sales in 1999 compared to the beginning of sales in the fourth quarter of 1998 due to the fact that our Web site, www.drkoop.com, was launched in July 1998.

Revenue from content subscription and software licenses totaled $1.7 million or 18% of total revenue for the year ended December 31, 1999 as compared to $27,000 or 63% of total revenue for the year ended December 31, 1998. The increase in content subscription and software license revenue is primarily attributable to the continued expansion of the Community Partner Program ("CPP"), resulting in the addition of 33 new contracts during the year ended December 31, 1999 and bringing the total number of CPP contracts to 34 as of December 31, 1999, compared to one partner as of December 31, 1998. All content subscription revenue is considered recurring revenue.

Advertising and sponsorship revenues totaled $7.7 million or 81% of total revenues for the year ended December 31, 1999 as compared to $15,000 or 35% for the year ended December 31, 1998. Advertising and sponsorship revenues for the year ended December 31, 1999 include: (i) recurring revenues from sponsorship agreements of $3.4 million, or 36% of total revenues; (ii) $3.8 million, or 40% of total revenues, which were derived from non-recurring short-term advertising and sponsorship arrangements; and (iii) related services revenues of $522,000, or 6% of total revenues. Advertising and sponsorship revenues for 1998 were attributable to short term advertising arrangements. The increase in advertising and sponsorship revenues was primarily due to a full year of sales and an increase in the number of advertising arrangements combined with an increase in traffic to our Web site resulting in a higher number of impressions delivered.

Other revenues totaled $60,000 or less than 1% of total revenues, for the year ended December 31, 1999, as compared to $1,000, or 2% of total revenues for the year ended December 31, 1998. Other revenues for 1999 consist primarily of fees paid for successful screenings of potential clinical trials participants and e-commerce transactions.

In total, barter revenues represented $527,000, or 6%, of total revenues for the year ended December 31, 1999. Content subscription and software license barter revenue totaled $110,000 and advertising and sponsorship barter revenue totaled $417,000 for the year ended December 31, 1999. During 1999 we recorded equivalent amounts as expense related to these barter transactions. There were no barter revenues recorded in 1998.

Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and Web site operations expense. Production, content and product development expense increased by $4.9 million, or 110%, from $4.4 million for the year ended December 31, 1998 to $9.4 million for the year ended December 31, 1999. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with an increase in content licensing expenditures required as our Web site has continued to develop and expand. We believe that in order to remain competitive, significant investments in content development and operating infrastructure will be required; therefore, we expect that production, content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense increased by $43.6 million, from $2.0 million to $45.6 million for the years ended December 31, 1998 and 1999, respectively. The primary reasons for the increases were costs associated with the distribution agreements with major portals, totaling $20.3 million for the year ended December 31, 1999 as compared to $0 for the same periods in 1998, and online and offline advertising and promotion expenses for the drkoop.com Web site totaled $17.6 million for the year ended December 31, 1999 as compared to $1.1 million for the year ended December 31, 1998. Additionally, we experienced significant growth in the numbers of sales and marketing personnel, resulting in increased salary and related expenses of approximately $4.2 million for the year ended December 31, 1999 as compared to $719,000 for the year ended December 31, 1998. We anticipate that sales and marketing expenses will continue to increase in absolute dollars in the foreseeable future as we continue to hire additional personnel and increase expenditures for distribution, advertising, brand promotion, public relations and other marketing activities.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $6.9 million, or 266% from $2.6 million to $9.5 million for the years ended December 31, 1998 and 1999, respectively. The primary reasons for the increases were the addition of personnel, increased professional fees and the amortization of the intangible asset of $1.2 million. We anticipate that general and administrative expenses will continue to increase in absolute dollars for the foreseeable future, although at a slower rate than the other expense categories.

Deferred stock compensation expense. We have recorded non-cash deferred stock compensation of $3.5 million and $1.5 million during the years ended December 31, 1999 and 1998, respectively, for the difference between the exercise price and the fair market value of certain stock options granted by us to our employees. Deferred stock compensation is amortized over the four-year vesting period of such options. Of the total deferred stock compensation recorded, $2.5 million was amortized during the year ended December 31, 1999 and $107,000 was amortized during the year ended December 31, 1998.

Net interest income.   Net interest income includes interest income for 1999 of
approximately $1.46 million derived primarily from interest received on deposited cash balances and interest expense totaling approximately $120,000 related to our financing obligations, particularly the convertible notes payable prior to conversion at the initial public offering and capital leases obligations for computer equipment. Net interest income amounted $34,000 for the year ended December 31, 1998 derived from interest received on deposited cash balances with no interest expense. The increase was due to higher average net cash and cash equivalents balances resulting from the investment of the proceeds from our IPO completed in June 1999.

Income tax. We have incurred net losses to date. As of December 31, 1999 and 1998, we had net operating loss carryforwards of $63.0 million and $9.2 million, respectively, for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

  Comparison of the year ended December 31, 1998 to the period from Inception (July 17, 1997) through December 31, 1997

Revenues. For the year ended December 31, 1998, we recorded revenues of $43,000, with $27,000, or 63% of revenues, attributable to content subscription and software licenses and $16,000, or 37% of revenues, attributable to advertising and other revenues; no revenues were recognized for the period from Inception (July 17, 1997) to December 31, 1997.

Production, content and product development expense. Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense increased by $4.0 million, or 865%, to $4.4 million for the year ended December 31, 1998 as compared to $461,000 for the period ended December 31, 1997. This increase was primarily attributable to increases in personnel and related costs to provide the infrastructure necessary to launch the drkoop.com website in July 1998, as well as costs for product development work on the PMR.

Sales and marketing expense. Sales and marketing expenses consist primarily of salaries and related costs, web-based advertising, commissions, general advertising and other related expenses. We did not have any sales and marketing expense during the period ended December 31, 1997. During the year ended December 31, 1998, we incurred costs of $2.0 million as we built a direct sales organization comprised of 11 sales professionals. During 1998 we also implemented a variety of approaches to promote the drkoop.com brand to attract new users, including advertising on the Internet, public relations campaigns and event marketing

General and administrative expense. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, human resources, facilities and fees for professional services. General and administrative expenses increased by $2.4 million to $2.6 million for the year ended December 31, 1998 as compared to $161,000 for the period ended December 31, 1997. The increase in general and administrative expenses was primarily attributable to salaries and related expenses associated with hiring personnel and increased professional fees and facility-related expenses to support the growth of our operations. Administrative personnel headcount, including executive management, went from one person at December 31, 1997 to nine people at December 31, 1998.

Deferred stock compensation expense. We have recorded non-cash deferred stock compensation of $1.5 million and $0 during the years ended December 31, 1998 and 1997, respectively, for the difference between the exercise price and the fair market value of certain stock options granted by us to our employees. Deferred stock compensation is amortized over the four-year vesting period of such options. Of the total deferred stock compensation, $107,000 was amortized during the year ended December 31, 1998 and $0 was amortized during the year ended December 31, 1997.

Interest income. Interest income includes interest income from the investment of cash and cash equivalents.

Income Taxes. We have incurred net losses to date. As of December 31, 1998, we had a net operating loss carryforward of $9.2 million for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the net deferred tax assets due to the uncertain realization of these tax benefits.

Selected Quarterly Results

The following table sets forth certain unaudited quarterly results of operations for the period from Inception (July 17, 1997) to December 31, 1997 and for the three month periods ended March 1998 through December 31, 1999. We believe that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K and believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto. The quarterly financial information presented herein should not be relied upon as an indication of future quarterly performance.

                                                      (Dollars in thousands)
                              Period                    Three Months Ended
                               From        ----------------------------------------------
                             Inception    March 31, June 30,  September 30,  December 31,
                          (July 17, 1997)   1998      1998       1998           1998
                            to December
                             31, 1997
                             ---------------------------------------------------------
Revenues .................   $   --      $   --      $   --      $   --      $     43
                             --------    --------    --------    --------    --------
Operating expenses:
Production, content and
product development ......        461         284         672       1,847       1,645
Sales and marketing ......       --           166         181         646       1,015
General and administrative        161         259         562         870         906
Amortization of deferred
stock compensation(1) ....       --          --          --          --           107
                             --------    --------    --------    --------    --------
Total operating expenses..        622         709       1,415       3,363       3,673
                             --------    --------    --------    --------    --------
Loss from operations .....       (622)       (709)     (1,415)     (3,363)     (3,630)
Interest income...........       --          --            14          13           7
                             --------    --------    --------    --------    --------
Net loss .................   $   (622)   $   (709)   $ (1,401)   $ (3,350)   $ (3,623)
                             ========    ========    ========    ========    ========

                                            (Dollars in thousands)
                                              Three Months Ended
                             -----------------------------------------------
                             March 31,    June 30,  September 30, December 31,
                               1999         1999       1999         1999
                             -----------------------------------------------
Revenues .................   $    404    $  1,019    $  2,910      $  5,098
                             --------    --------    --------      --------
Operating expenses:
Production, content and
product development ......      1,035       2,110       2,390         3,826
Sales and marketing ......      2,048       8,010      18,585        16,920
General and administrative      1,104       1,740       2,247         4,409
Amortization of deferred
Stock compensation(1) ....        481         592         839           574
                             --------    --------    --------      --------
Total operating expenses .      4,668      12,452      24,061        25,729
                             --------    --------    --------      --------
Loss from operations .....     (4,264)    (11,433)    (21,151)      (20,631)
Interest income (expense)         (31)         67         551           757
                             --------    --------    --------      --------
Net loss .................   $ (4,295)   $(11,366)   $(20,600)     $(19,874)
                             ========    ========    ========      ========


This item is a non-cash stock compensation charge incurred in connection with the June 1999 IPO.

Liquidity and Capital Resources

Until our initial public offering in June 1999, which raised net proceeds of $88.5 million, we financed our operations primarily through equity sales and convertible notes payable debt financing. At December 31, 1999 we had $35.7 million in cash and cash equivalents and working capital of $46.3 million. Due to our plan to grow our business and incur operating losses, these funds were further reduced during the first quarter of 2000.

Cash used in operating activities was $52.7 million and $6.8 million for the years ended December 31, 1999 and 1998, respectively. The cash used in operating activities for these years was attributable to funding net operating losses and, for the 1999 period also reflected increases in accounts receivable and in prepaid and other assets. The increase in prepaid expenses is primarily the result of prepayments required under the terms of various portal and content contracts. These items were offset by amounts for non-cash charges for depreciation and amortization and increases in accounts payable and accrued liabilities and deferred credit and deferred revenue in 1999. Cash provided by operating activities of $44,000 for the period from Inception (July 17, 1997) to December 31, 1997 was primarily the result of payables financing used to offset the net loss for the period.

Cash used in investing activities was $9.7 million and $335,000 for the years ended December 31, 1999 and 1998, respectively. Net cash used for investing activities for these periods consisted primarily of capital expenditures for computer equipment, software and furniture and fixtures.

Cash provided by financing activities was $98.1 million and $7.1 million for the
years ended December 31, 1999 and 1998, respectively.   During 1999 cash
provided by financing activities resulted primarily from proceeds from our initial public offering for which we received approximately $88.5 million in net proceeds and, to a lesser extent, proceeds from the issuance of Series C Convertible Preferred Stock for $3.5 million, the issuance of convertible notes payable resulting in $5.8 million of proceeds, and the exercise of stock options
resulting in $345,000 of proceeds.   The $7.1 million in proceeds received
during 1998 was from the issuance of preferred stock for $6.6 million combined with the issuance of a convertible note payable for $500,000.

As of December 31, 1999, our primary source of liquidity was $35.7 million of cash and cash equivalents on hand. As of December 31, 1999 we had no bank credit facilities.

Our operations generated a negative cash flow during the years ended
December 31,1999 and 1998, and we expect a significant use of cash during the upcoming Year 2000 as we fulfill our payment obligations under the portal agreements with GO and AOL totaling $13.7 and $24.3 million, respectively, as well as procurement of content and continuation of marketing efforts for the drkoop.com Web site. We will require additional debt or equity financing during 2000, the amount and timing depending in large part on our spending program and our portal payments. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. We also could breach payment obligations to third parties including portals, or otherwise fail to satisfy business obligations of our company. Please see "Risk Factors That May Affect Future Results and Safe Harbor Statement" below.

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

We have operated and evaluated our internal IT and non-IT systems since January 1, 2000, and have not identified any errors or experienced any system malfunctions. We have not been informed of any Year 2000 problems experienced by any of our vendors or other third parties on whom our operations rely. We will continue to monitor our systems to assess whether we are at risk for any Year 2000 compliance issues. The costs associated with correcting our non-compliant IT systems and non-IT systems have not been material.

However, it is our opinion that it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly with respect to third parties. We are continuing to monitor our operations, our significant vendors and other third parties for Year 2000 problems. We do not believe at this time that potential Year 2000 issues will materially affect our business, although no assurance can be given that this will be the case.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". In SAB 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to us. The adoption of SAB 101 is not expected to have a material impact on us.

Risk Factors That May Affect Future Results and Safe Harbor Statement

Investors are cautioned that this Form 10-K contains forward-looking statements that involve risks and uncertainties, including the following: (i) our Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) our plans and results of operations will be affected by our ability to manage our growth and working capital; (iii) our business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in our markets could adversely affect our plans and results of operations; and (iv) the risk factors identified below are not represented to be a comprehensive list.

  Risks Related to Our Business

We Have A Limited Operating History and Have Not Attained Profitability

Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 1999 we had an accumulated deficit of $75.7 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model also assumes that those users will access important healthcare needs through electronic commerce and that local healthcare participants will affiliate with us. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market.

We have received a report from our independent auditors for our fiscal year ended December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did no have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

   . attract a larger audience of users to our Internet-based consumer health network;

   .  increase awareness of our brand;

   .  strengthen user loyalty and increase the number of registered users;

   .  offer compelling on-line content, services and e-commerce opportunities;

   .  maintain our current, and develop new, affiliate relationships;

   .  attract a large number of advertisers who desire to reach our users;

   . respond effectively to the offerings of competitive providers of health information on the Internet;

   .  continue to develop and upgrade our technology; and

   .  attract, retain and motivate qualified personnel.

We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer. See "Management's Discussion and Analysis of Financial

Condition and Results of Operations" above and our financial statements for detailed information on our extremely limited operating history and the qualifications included in the report of our independent accountants relating to our ability to continue as a going concern.

Our need for additional financing is uncertain as is our ability to raise further financing if required.

We will need to raise additional funds to finance our business and to respond to business contingencies which may include the need to:

 .  fund more rapid expansion;

 .  fund additional marketing expenditures;

 .  develop new or enhance existing editorial content, features or services;

 .  enhance our operating infrastructure;

 .  respond to competitive pressures; or

 .  acquire complementary businesses or necessary technologies.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, comply with payment obligations to third parties including portals, take advantage of unanticipated opportunities, develop or enhance editorial content, features or services, or otherwise respond to competitive pressures would be significantly limited. See above for "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Our revenues for the foreseeable future will remain dependent on user traffic levels, advertising and e-commerce activity on drkoop.com and the level of affiliate subscriptions. In particular, we are dependent on the sale of advertising by third parties which has recently been below expectations. Such future revenues are difficult to forecast due to, among other things, the involvement of third parties and the time lag in receiving sales data. In addition, we plan to increase our sales and marketing operations, obtain broader distribution for our service, expand and develop content and upgrade and enhance our technology and infrastructure development in order to support our growth.

Many of the expenses associated with these activities--for example, personnel costs, portal fees, and technology and infrastructure costs--are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, in which case our results of operations and liquidity would suffer materially.

We must establish, maintain and strengthen our brand in order to attract users to our network and generate advertising, sponsorship and e-commerce revenue.

In order to expand our audience of users and increase our on-line traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare consumers must perceive us as a trusted source of health information, and advertisers, merchants and manufacturers must perceive us as an effective marketing and sales channel for their products and services. We expect that we will need to increase substantially our marketing budget in our efforts to establish brand recognition and brand loyalty. Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot strengthen our brand.

In addition, a key element our strategy to establish, maintain and strengthen our brand is to encourage consumers to associate us with Dr. C. Everett Koop. We believe that consumers consider Dr. C. Everett Koop to be a trustworthy and credible leader in the healthcare field, although at times he has been at the center of controversy on various issues. We cannot assure you, however, that Dr. C. Everett Koop will maintain this reputation, any damage to which could materially adversely impact our business. In addtion, if our relationship with Dr. C. Everett Koop terminates for any reason, we would need to change the name of our website and devote substantial resources towards building anew marketing and brand strategy.

Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

A key element of our strategy is to associate our company with former U.S. Surgeon General C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the healthcare field. We are a party to an amended and restated agreement, dated August 30, 1999, with Dr. C. Everett Koop which permits us to use his image, name and likeness in connection with health-related services and products. Under this agreement, our use of Dr. C. Everett Koop's name, image or likeness is subject to his prior written approval of the resulting products, which may not be unreasonably withheld. As consideration for the amendment and extension of the Koop agreement, we granted Dr. C. Everett Koop options to purchase 214,400 shares of common stock for an exercise price of $17.88 per share. The Koop agreement is exclusive and for a term of five years, subject to automatic renewal for additional five-year terms unless it is terminated by either party within 120 days of the end of each term. If the Koop Agreement is terminated other than due to a breach or default by us, we will have the right on a non-exclusive basis for three years following the end of the term to rebrand and sell approved products bearing the name, image or likeness of Dr. C. Everett Koop. If we default in our obligations and do not promptly cure the default, Dr. C. Everett Koop may terminate the Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. C. Everett Koop's name and likeness on the 90th day after such termination. Dr. C. Everett Koop may also terminate the Koop agreement upon a change in control of our company.

If our agreement with Dr. C. Everett Koop were terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our website and devote substantial resources towards building a new marketing and brand strategy. Without our ability to use Dr. C. Everett Koop's name and likeness or Dr. C. Everett Koop's participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our Web site. The potential also exists that if Dr. C. Everett Koop ends his affiliation with our company, we could suffer a significant loss of credibility and trust with health consumers as a result.
Any development that would cause Dr. C. Everett Koop to exercise his right to terminate his relationship with our company or which otherwise would cause us to lose the benefits of our affiliation with him would have a material adverse effect on our business, results of operation and financial condition. We do not maintain "key person" life insurance for Dr. C. Everett Koop or any of our personnel.

We have committed significant financial and marketing resources to expand our network; if we are unable to earn revenues in excess of these commitments, our business will suffer.

In order to expand our network, we have entered into a number of long-term portal agreements which involve the payment of significant funds for prominent or exclusive carriage of our health information and services. These transactions are premised on the assumption that the traffic we obtain from these arrangements will permit us to earn revenues in excess of the payments made to partners. This assumption is not yet proven, and if we are unsuccessful in generating sufficient resources to offset these expenditures, we will likely be unable to operate our business. On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we will be the exclusive provider of health and related content on three Web sites of the Go Network. Under the Infoseek agreement, drkoop.com will also be the premier health content provider for ABCnews.com. The term of these agreements is for three years for total consideration of approximately $57.9 million, including warrants to purchase shares of our common stock. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc. under which we will be the premier health content provider across five AOL brands: America Online, CompuServe, AOL.COM, Netscape Netcenter and Digital City. The term of the agreement is for four years for cash payments of $89 million, plus fully vested and performance-based warrants to purchase shares of our common stock.

In order to attract and retain our audience of users, we must provide health content, tools and other features which meet the changing demands of those users.

One of our fundamental business objectives is for drkoop.com to be a trusted source for health information and services. As with any form of consumer-oriented media, we have to provide editorial content and other features such as interactive tools, that consumers demand in order to continue to attract and retain our audience of users. We expect that competitive factors will create a continuing need for us to retain, improve and add to our editorial content, interactive tools and other features. We will not only have to expend significant funds and other resources to continue to improve our network, but we must also properly anticipate and respond to consumer preferences and demands. Competition for content will likely increase the fees charged by high quality content providers. The addition of new features will also require that we continue to improve the technology underlying our Web site. These requirements are significant, and we may fail to execute on them quickly and efficiently. If we fail to expand the breadth of our offerings quickly, or these offerings fail to achieve market acceptance, our business will suffer significantly.

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

We depend, and will continue to depend, on a number of third-party relationships to increase traffic on drkoop.com and generate advertising and other revenues. Outside parties on which we depend include unrelated Web site operators that provide links to drkoop.com, providers of health content and portals which provide us with carriage and ad serving. Many of our arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

We intend to produce only a portion of the health content that will be found on the drkoop.com network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. As health-related content grows on the Internet, we believe that there will be increasing competition for the best product suppliers, which may result in a competitor acquiring a key supplier on an exclusive basis, or in significantly higher content prices. Such an outcome could make the drkoop.com network less attractive or useful for an end user which could reduce our advertising and e-commerce revenues.

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

Because users of our Web site access health content and services relating to a condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line services in the past. Privacy concerns have also resulted in recent actions by the Federal Trade Commission and other government agencies. Others could also sue us for the content and services that are accessible from our Web site through links to other Web sites or through content and materials that may be posted by our users in chat rooms or bulletin boards. While our agreements, including those with content providers, in some cases provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the drkoop.com network as a trustworthy and dependable provider of health information and services. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

Any failure or inability to protect our intellectual property rights could adversely affect our ability to establish our brand.

Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Federal registrations are pending for the trademark "drkoop.com," as well as other services and trademarks which incorporate the Dr. Koop name. Our right to use the Dr. Koop name is granted to us under an agreement with Dr. C. Everett Koop. If we lose our right to use the Dr. Koop name, we would be forced to change our corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact our business. We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software, which is used in the drkoop.com Web site to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future.

We do not expect to pay dividends, and investors should not buy our common stock expecting to receive dividends.

We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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

  Risks Related to Our Industry

Consumers and the healthcare industry must accept the Internet as a source of health content and services for our business model to be successful.

To be successful, we must attract to our network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use health information available on our network, that consumers will access important health needs through electronic commerce using our Web site, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. Our business model also assumes that the services provided by our network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that this practice will be accepted by consumers. Our business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected.

The Internet industry is highly competitive and changing rapidly, and we may not have the resources to compete adequately.

The number of Internet Web sites offering users health content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of on-line revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for health consumers will continue to increase as the Internet develops as a communication and commercial medium.

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

 .  on-line and Internet portal companies, such as America Online, Inc.;
   Microsoft Network; Yahoo! Inc.; Excite, Inc.; Lycos Corporation and GO which commonly distribute multiple sources of health data;

 . electronic merchants and conventional retailers that provide health goods and services competitive to those available from links on our Web site;

 . hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

 .  other consumer affinity groups, such as the American Association of Retired
   Persons, SeniorNet and ThirdAge Media, Inc. which offer health-related content to specific demographic groups.

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

To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance our products and services, as well as our distribution, sales and marketing channels. We must also meet or exceed evolving consumer expectations and competitive standards regarding medical ethics, Internet ethics and privacy concerns. Increased competition could result in a loss of our market share or a reduction in our prices or margins. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services or consolidate with each other.

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

Since we operate a health network over the Internet, our business is subject to government regulation specifically relating to medical devices, the practice of medicine and pharmacology, healthcare regulation, insurance and other matters unique to the healthcare area.

Laws and regulations have been or may be adopted with respect to the provision of health-related products and services on-line, covering areas such as:

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

There is no established market for the consumer health e-commerce transactions we facilitate.

We plan to develop relationships with retailers, manufacturers and other providers to offer health products and services through direct links from our Web site to their Web site. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of health products or services over the Internet. Accordingly, we have limited experience in the sale of products and services on-line and the development of relationships with retailers, manufacturers or other providers of such products and services, and we cannot predict the rate at which consumers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

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

Growth of internet businesses may be impacted by privacy or security concerns Recently, concerns about access to consumers' private data on the internet were raised through published reports over whether or not practices of a large third-party ad serving corporation could result in individual consumers being identified by their internet behavior. In response to these reports, drkoop.com took immediate action such as designating a Chief Privacy Officer, launching a new Privacy Center which explains to consumers issues regarding privacy on-line, releasing a more detailed policy statement, removing personal data "cookies" on all third party ads, and severing its business relationship with DoubleClick for the use of its "Dart" third party ad server in lieu of using an in-house ad serving solution. In December 1999, drkoop.com also formed a consortium of over a dozen ehealth companies called Health Internet Ethics (Hi-Ethics) dedicated to adopting "best practice standards" for companies in the sector. The group is scheduled to ratify and release Privacy Policies related to content, advertising, electronic commerce, and connectivity during the second quarter of 2000. While drkoop.com feels it has taken a leadership role in responding to reported consumer concerns over privacy, we retain confidential customer information in our database, and there is no way of telling whether or not usage of medical websites may be adversely impacted by such concerns. While our privacy policy makes clear that no individual user data will be shared without an individual's express written consent, it is critical that the facilities and infrastructure which allows the company to enforce this policy remain secure and is perceived by consumers to be secure. Despite the implementation of privacy or security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. A material security breach.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the remaining proceeds from our June 1999 initial public offering.

Item 8:  Financial Statements and Supplementary Data

Annual Financial Statements: See Part Four, Item 14(a)(1) of this Form 10-K.

Selected Quarterly Data: See Part Two, Item 6 of this Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10:  Directors and Executive Officer of the Registrant

The information regarding directors is incorporated herein by reference from the section entitled "Election of Directors" of the Company's definitive Proxy Statement (the "Proxy Statement") to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for registrants' annual meeting of Stockholders to be held on May 30, 2000. The Proxy Statement is anticipated to be filed within 120 days after the registrant's fiscal year end of December 31, 1999.

Item 11:  Executive Compensation

Information regarding executive compensation is incorporated herein by reference from the Proxy Statement.

Item 12:  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the Proxy Statement.

Item 13:  Certain Relationships and Related Party Transactions

Information regarding certain relationships and related party transactions is incorporated herein by reference from the Proxy Statement.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Annual Report on Form
     10-K

     (1) Financial Statements - See Index to Financial Statements and Financial Statement Schedules on page F-1 of this Report on Form 10-K.

     (2) Financial Statement Schedules - See Index to Financial Statements and Financial Statement Schedules on page F-1 of this Report on Form 10-K.

  All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

     (3)   Exhibits

  The exhibits filed as part of this report are listed under "Exhibits" at subsection (C) of this Item 14

(b)   Reports on Form 8-K

      None

(c)   Exhibits

Number                          Description
------                          -----------

1.1**     Form of Underwriting Agreement
3.1** Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation, as currently in effect
3.2**     Bylaws of drkoop.com, Inc., a Delaware corporation, as currently in effect
3.3** Form of Bylaws of drkoop.com, Inc., a Delaware corporation, as in effect after the closing of the offering made under this registration statement
3.4** Form of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation, to be filed after the closing of the offering made under this registration statement
3.5** Certificate of Amendment of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation
4.1**     Specimen common stock certificate
10.1**    Amended and Restated 1997 Stock Option Plan
10.2**    1999 Equity Participation Plan
10.3** Amended and Restated Registration Rights Agreement, dated as of January 29, 1999
10.4** Employment Agreement dated January 27, 1999 by and between Company and Susan M. Georgen-Saad
10.5** Employment Agreement dated August 1, 1997 by and between Company and Donald W. Hackett
10.6** Employment Agreement dated August 1, 1997 by and between Company and Robert C. Hackett, Jr.
10.7** Employment Agreement dated August 1, 1997 by and between Company and Louis A. Scalpati
10.8** Employment Agreement dated January 15, 1999 by and between Company and Dennis J. Upah
10.9+** Distribution Agreement dated April 9, 1999 by and between Company and Infoseek Corporation
10.10+** Content Agreement dated March 30, 1999 by and between Company and the Trustees of Dartmouth College
10.11+** D.A.R.T. Service Agreement dated November 15, 1998 by and between Company and DoubleClick, Inc.
10.12+** Distribution Agreement dated April 9, 1999 by and between Company and Buena Vista Internet Group
10.13** Software Sale, License and Development Agreement dated January 29, 1999 by and between Company and HealthMagic, Inc.
10.14+** Content License and Distribution Agreement dated March 10, 1999 by and between Company and @Home Network
10.15** Tradename License Agreement dated January 5, 1999 by and between Company and C. Everett Koop, M.D.
10.16** Consulting Letter Agreement dated October 1, 1997 by and between Company and C. Everett Koop, M.D.
10.17+** License Agreement dated July 13, 1998 by and between Company and Multum Information Services, Inc.
10.18+** Linking Agreement dated February 10, 1999 by and between Company and Physicians' Online
10.19+** Content License Agreement dated December 11, 1998 by and between Company and Excite, Inc. (terminated on March 1, 1999)
10.20+** Interim Linking Agreement dated January 28, 1999 by and between Company and Quotesmith.com
10.21+** First Amendment to License Agreement dated March 25, 1999 by and between Company and Multum Information Services, Inc.
10.22** Tradename License Agreement dated June 1, 1998 by and between Company and Nancy Snyderman, M.D.
10.23     Reserved
10.24** Agreement for Sub-Sublease dated May 20, 1998 by and between Company and The Software Atelier L.L.C.
10.25     Reserved
10.26+** Internet Advertising Sales Agreement dated October 16, 1998 by and between Company and WinStar Interactive Media Sales, Inc.
10.27** Consulting Letter Agreement dated October 1, 1997 by and between Company and John Zaccaro
10.28+** Sponsorship Agreement dated March 11, 1999 by and between Company and Vitamin Shoppe Industries, Inc.
10.29+** Preferred Partner Agreement dated April 1999 by and between Company and Salon Internet, Inc.
10.30** Master Community Partner Program Agreement dated January 29, 1999 by and between Company and Adventist Health System Sunbelt Healthcare Corporation
10.31     Reserved
10.32**   Form of Community Partner Program Agreement
10.33**   Form of Indemnification Agreement
10.34**   1999 Employee Stock Purchase Plan
10.35** Investment Agreement dated January 29, 1999 by and among Company, Adventist Health System Sunbelt Healthcare Corporation and HealthMagic, Inc.
10.36** Letter Agreement dated February 25, 1999 by and among Company, Superior Consultant Holdings Corporation and Donald W. Hackett
10.37** Letter Agreement dated January 29, 1999 by and among Company, Superior Consultant Holdings Corporation, Adventist Health System Sunbelt Healthcare Corporation, HealthMagic, Inc. and Donald W. Hackett
10.38** Stock Restriction Agreement dated January 29, 1999 by and among Company, HealthMagic, Inc. and Adventist Health System Sunbelt Healthcare Corporation
10.39**   Loan Agreement dated December 24, 1998 between Company and Neal
          Longwill
10.40**   Form of Loan Agreement between Company and accredited investors
10.41** Loan Agreement dated March 3, 1999 between Company and Adventist Health System Sunbelt Healthcare Corporation
10.42** Warrant to Purchase Shares of Common Stock Issued to Infoseek Corporation as of April 9, 1999
10.43** Agreement for Issuance and Sale of Stock between Company and Superior Consultant Holdings Corporation dated April 28, 1998
10.44** Letter of Donald W. Hackett dated April 28, 1998 constituting a Voting Agreement between Donald W. Hackett and Superior Consultant Holdings Corporation
10.45** Option and Put Agreement dated April 28, 1998 between Company and Superior Consultant Holdings Corporation
10.46** Service Agreement dated April 29, 1998 between Company and Superior Consultant, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation
10.47** Warrant to Purchase Shares of Common Stock Issued to Buena Vista Interactive Group as of April 9, 1999
10.48***  Netscape Agreement
10.49**** Amended Name & Likeness Agreement by and between Company and C.
          Everett Koop, M.D.
10.50+****Interactive Services Agreement by and between Company and America
          Online, Inc.
10.51+****Development and Services Agreement by and between Company and America
          Online, Inc.
10.52**** Registration Rights Agreement by and between Company and America
          Online, Inc.
10.53**** Warrant to Purchase 1,570,932 shares of Common Stock Issued to America
          Online dated July 1, 1999.
10.54+****Performance Warrant to Purchase 1,570,932 shares of Common Stock
          Issued to America Online dated July 1, 1999.
10.55+****Performance Warrant to Purchase 2,749,131 shares of Common Stock
          Issued to America Online dated July 1, 1999.
10.56**** Lease Agreement by and between Company and Plaza 7000, Ltd.
23.1      Consent of Independent Accountants
23.2**    Consent of Latham & Watkins (included in Exhibit 5.1)
24.1**    Powers of Attorney
27.1      Financial Data Schedule

**   Incorporated by reference from the Registrants Form S-1 (333-73459).
*** Incorporated by reference from the Registrants quarterly report on Form 10-Q for the quarter and six months ended June 30, 1999, filed
     August 13, 1999.
**** Incorporated by reference from the Registrants quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1999, filed November 15, 1999.
+ Registrant has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

(b) Financial Statement Schedules.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      drkoop.com, Inc.
                                      (Registrant)

                                          /s/ DONALD HACKETT
                                      By:_________________________
                                      Donald Hackett
                                      President and Chief Executive Officer

                                            March 30, 2000
                                      Date:_________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                            TITLE                    DATE


/s/ DONALD W. HACKETT            President, Chief Executive      March 30, 2000
____________________________      Officer and Director
    Donald W. Hackett            (Principal Executive  Officer)

/s/ SUSAN M. GEORGEN-SAAD        Chief Financial Officer         March 30, 2000
____________________________     (Principal Financial and
   Susan M. Georgen-Saad          Accounting Officer)

/s/ C. EVERETT KOOP
____________________________      Chairman of the Board          March 30, 2000
   C. Everett Koop, M.D.

/s/ JOHN F. ZACCARO
____________________________      Vice Chairman of the Board     March 30, 2000
     John F. Zaccaro


____________________________      Director                       March __, 2000
     Mardian J. Blair


____________________________      Director                       March __, 2000
  Richard D. Helppie, Jr.

____________________________      Director                       March __, 2000
 Nancy L. Snyderman, M.D.

/s/ JEFFREY C. BALLOWE
____________________________      Director                       March 30, 2000
   Jeffrey C. Ballowe

/s/ G. CARL EVERETT, JR.
____________________________      Director                       March 30, 2000
  G. Carl Everett, Jr.

                              drkoop.com, Inc.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.......................................................................   F-2
Balance Sheets at December 31, 1999 and 1998............................................................   F-3
Statements of Operations for the years ended December 31, 1999 and 1998, and for the period
   from Inception (July 17, 1997) to December 31, 1997..................................................   F-4
Statements of Changes in Stockholders' Equity (Deficit) for the years ended
     December 31, 1999 and 1998, and for the period from Inception (July 17, 1997) to
     December 31, 1997..................................................................................   F-5
Statements of Cash Flows for the years ended December 31, 1999 and 1998, and for
     the period from Inception (July 17, 1997) to December 31, 1997.....................................   F-6
Notes to Financial Statements...........................................................................   F-7

Report of Independent Accountants on Financial Statement Schedule.......................................   S-1
Schedule II - Valuation and Qualifying Accounts.........................................................   S-2

  To the Board of Directors
  and Stockholders of drkoop.com, Inc.

  In our opinion, the accompanying balance sheets and the related statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of drkoop.com, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and the period from Inception (July 17, 1997) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained losses and negative cash flows from operations since its inception. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.



  PricewaterhouseCoopers LLP
  Austin, Texas
  February 15, 2000
                                      drkoop.com, Inc.
                                       Balance Sheets
                 (dollars in thousands, except share and per share amounts)

                                                                                                            December 31,
                                                                                                    ---------------------------
                                           Assets                                                     1999                 1998
Current assets:                                                                                       ----                 ----
      Cash and cash equivalents                                                                      $35,706          $      -
      Trade accounts receivable, net of allowance for doubtful accounts
         of $79 and $0 at December 31, 1999 and 1998, respectively                                     6,532                 41
      Other receivable (Note 7)                                                                        4,000                 -
      Prepaid and other assets                                                                        22,862                 22
                                                                                                     -------          ---------
                       Total current assets                                                           69,100                 63
                                                                                                     -------          ---------
Property and equipment, net                                                                           10,435                306
Investment in affiliate                                                                                5,000                 -
Intangible asset, net                                                                                  2,778                 -
Other assets                                                                                          12,407                 11
                                                                                                     -------          ---------
                       Total assets                                                                  $99,720          $     380
                                                                                                     =======          =========

                       Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
       Trade accounts payable                                                                        $ 8,197          $     804
       Accrued liabilities                                                                             8,711                520
       Leases payable                                                                                    473                 -
       Related party payables                                                                              2              1,193
       Deferred credit (Note 7)                                                                        2,000                 -
       Deferred revenue                                                                                3,415                 -
       Convertible note payable to stockholder, net of discount of $49 at December 31, 1998               -                 451
                                                                                                     -------          ---------
                      Total current liabilities                                                       22,798              2,968
                                                                                                     -------          ---------
Leases payable, less current portion                                                                     605                 -
Deferred credit                                                                                        5,000                 -
                                                                                                     -------          ---------
                      Total liabilities                                                               28,403              2,968
                                                                                                     -------          ---------
Commitments and contingencies (Note 8)

Mandatorily redeemable convertible (Series B) preferred stock;
       liquidation preference of $2,998 at December 31, 1998                                              -              18,406


Stockholders' equity (deficit):
      Convertible preferred stock, par value $.001;  15,000,000 shares authorized;
          Series A 750,000 shares designated; -0- and  619,102 shares issued
             and outstanding at December 31, 1999 and 1998                                                -                   1
      Common stock, par value $.001; 75,000,000 and 15,000,000 shares authorized at December 31, 1999 and 1998; 30,508,324 and 8,550,360 shares issued
           and outstanding at December 31, 1999 and 1998                                                  30                  8
Additional paid-in capital                                                                           149,447                -
Deferred stock compensation                                                                           (2,447)           (1,425)
Accumulated deficit                                                                                  (75,713)          (19,578)
                                                                                                     -------         ---------
                      Total stockholders' equity (deficit)                                            71,317           (20,994)
                                                                                                   ---------         ---------
                      Total liabilities and stockholders' equity (deficit)                         $  99,720         $     380
                                                                                                   =========         =========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                           Statements of Operations
                 (dollars in thousands, except per share data)

                                                                                                      Period from
                                                                                                       Inception
                                                                                                   (July 17, 1997) to
                                                                       Years Ended December 31,      December 31,
                                                                       ------------------------   -------------------
                                                                         1999             1998          1997
                                                                        -----             -----         ----
Revenues:
     Content subscription and software license                       $    1,700        $        27     $      -
     Advertising and sponsorship                                          7,671                 15            -
     Other                                                                   60                  1            -
                                                                     ----------        -----------     --------
                                                                          9,431                 43            -
                                                                     ----------        -----------     --------
Operating expenses:
     Production, content and product development                          9,361              4,448          461
     Sales and marketing                                                 45,563              2,008            -
     General and administrative                                           9,500              2,597          161
     Amortization of deferred stock compensation                          2,486                107            -
                                                                     ----------        -----------     --------
          Total operating expenses                                       66,910              9,160          622
                                                                     ----------        -----------     --------
Loss from operations                                                    (57,479)            (9,117)        (622)
Interest income                                                           1,344                 34            -
                                                                     ----------        -----------     --------
     Net loss                                                           (56,135)            (9,083)        (622)
Accretion of redeemable securitites to fair value                       (17,255)           (14,325)           -
Dividend to preferred stockholders                                       (9,147)                 -            -
                                                                     ----------        -----------     --------
Loss attributable to common stockholders                            $   (82,537)       $   (23,408)    $   (622)
                                                                     ==========        ===========     ========
Basic and diluted net loss per share attributable to
     common stockholders                                            $     (3.97)       $     (2.86)    $  (0.09)
                                                                     ==========        ===========     ========
Basic and diluted weighted average shares used in computing
     net loss per share attributable to common stockholders              20,814              8,175        6,750
                                                                     ==========        ===========     ========


Pro forma basic and diluted net loss per share                      $     (2.27)       $     (0.75)
                                                                     ==========        ===========
Pro forma basic and diluted weighted-average shares used
   in computing net loss per share                                       24,690             12,113
                                                                     ==========        ===========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
            Statements of Changes in Stockholders' Equity (Deficit)
                       (dollars and shares in thousands)


                                                                              Preferred Stock                Common Stock
                                                                              ---------------                ------------
                                                                             Shares       Amount         Shares         Amount
                                                                             ------       ------         ------         ------
Balance at Inception (July 17, 1997)                                           -         $   -             -          $   -
Issuance of common stock in July 1997 to founders for
      cash and other consideration                                             -             -            6,750           7
Net loss incurred during development stage                                     -             -             -              -
                                                                             ------       ------         ------         ------
Balance at December 31, 1997                                                   -             -            6,750           7
Issuance of Series A preferred stock for cash                                 526            1             -              -
Issuance of Series A preferred stock for services                              93            -             -              -
Issuance of options to Series B stockholders                                   -             -             -              -
Issuance of common stock upon conversion of
      stockholder note payable                                                 -             -            1,800           1
Payment received on amounts receivable from
      common stockholders                                                      -             -             -              -
Deferred stock compensation                                                    -             -             -              -
Amortization of deferred stock compensation                                    -             -             -              -
Issuance of warrant to convertible note holder                                 -             -             -              -
Accretion of redeemable securities to fair value                               -             -             -              -
Net loss incurred during development stage                                     -             -             -              -
                                                                             ------       ------         ------         ------
Balance at December 31, 1998                                                  619            1            8,550           8
Issuance of Series C preferred stock for cash and
      investment                                                            2,616            3             -              -
Conversion of preferred stock to common stock                              (3,235)          (4)           7,250           7
Issuance of warrants                                                           -             -             -              -
Issuance of stock options for services                                         -             -             -              -
Issuance of stock under option and anti-dilution agreements                    -             -            1,345           1
Conversion of notes payable into common stock                                  -             -              917           1
Issuance of common stock IPO, net of issuance costs of $1.7 million            -             -           10,781          11
Exercise of stock options                                                      -             -            1,665           2
Deferred stock compensation                                                    -             -             -              -
Amortization of deferred stock compensation                                    -             -             -              -
Dividend payable to preferred stockholder                                      -             -             -              -
Accretion of redeemable securities to fair value                               -             -             -              -
Net loss                                                                       -             -             -              -
                                                                             ------       ------         ------         ------
Balance at December 31, 1999                                                   -         $   -           30,508       $  30
                                                                             ======       ======         ======         ======

                                                                         Additional         Deferred
                                                                          Paid-in             Stock
                                                                          Capital          Compensation
                                                                        -----------        ------------
Balance at Inception (July 17, 1997)                                   $     -        $         -
Issuance of common stock in July 1997 to founders for
      cash and other consideration                                           2                  -
Net loss incurred during development stage                                   -                  -
                                                                        -----------        ------------
Balance at December 31, 1997                                                 2                  -
Issuance of Series A preferred stock for cash                              624                  -
Issuance of Series A preferred stock for services                          112                  -
Issuance of options to Series B stockholders                             1,918                  -
Issuance of common stock upon conversion of
      stockholder note payable                                             215                  -
Payment received on amounts receivable from
      common stockholders                                                    -                  -
Deferred stock compensation                                              1,532                (1,532)
Amortization of deferred stock compensation                                  -                   107
Issuance of warrant to convertible note holder                              49                  -
Accretion of redeemable securities to fair value                        (4,452)                 -
Net loss incurred during development stage                                   -                  -
                                                                        -----------        ------------
Balance at December 31, 1998                                                 -                (1,425)
Issuance of Series C preferred stock for cash and
      investment                                                        12,497                  -
Conversion of preferred stock to common stock                           35,657                  -
Issuance of warrants                                                    18,269                  -
Issuance of stock options for services                                   1,664                  -
Issuance of stock under option and anti-dilution agreements              9,146                  -
Conversion of notes payable into common stock                            6,290                  -
Issuance of common stock IPO, net of issuance costs of $1.7 million     88,475                  -
Exercise of stock options                                                  343                  -
Deferred stock compensation                                              3,508                (3,508)
Amortization of deferred stock compensation                                  -                 2,486
Dividend payable to preferred stockholder                               (9,147)                 -
Accretion of redeemable securities to fair value                       (17,255)                 -
Net loss                                                                     -                  -
                                                                     -----------        ------------
Balance at December 31, 1999                                         $ 149,447          $     (2,447)
                                                                     ===========        ============

                                                                        Amounts
                                                                       Receivable
                                                                      from Common     Accumulated
                                                                      Stockholders      Deficit        Total
                                                                      ------------    ------------     -----
Balance at Inception (July 17, 1997)                                 $      -       $      -        $      -
Issuance of common stock in July 1997 to founders for
      cash and other consideration                                          (1)            -               8
Net loss incurred during development stage                                   -           (622)          (622)
                                                                      ---------      ---------        -------
Balance at December 31, 1997                                                (1)          (622)          (614)
Issuance of Series A preferred stock for cash                                -             -             625
Issuance of Series A preferred stock for services                            -             -             112
Issuance of options to Series B stockholders                                 -             -           1,918
Issuance of common stock upon conversion of
      stockholder note payable                                               -             -             216
Payment received on amounts receivable from
      common stockholders                                                    1             -               1
Deferred stock compensation                                                  -             -               -
Amortization of deferred stock compensation                                  -             -             107
Issuance of warrant to convertible note holder                               -             -              49
Accretion of redeemable securities to fair value                             -         (9,873)       (14,325)
Net loss incurred during development stage                                   -         (9,083)        (9,083)
                                                                      ---------      ---------        -------
Balance at December 31, 1998                                                 -        (19,578)       (20,994)
Issuance of Series C preferred stock for cash and
      investment                                                             -             -          12,500
Conversion of preferred stock to common stock                                -             -          35,660
Issuance of warrants                                                         -             -          18,269
Issuance of stock options for services                                       -             -           1,664
Issuance of stock under option and anti-dilution agreements                  -             -           9,147
Conversion of notes payable into common stock                                -             -           6,291
Issuance of common stock IPO, net of issuance costs of $1.7 million          -             -          88,486
Exercise of stock options                                                    -             -             345
Deferred stock compensation                                                  -             -             -
Amortization of deferred stock compensation                                  -             -           2,486
Dividend payable to preferred stockholder                                    -             -          (9,147)
Accretion of redeemable securities to fair value                             -             -         (17,255)
Net loss                                                                     -        (56,135)       (56,135)
                                                                      ---------      --------        -------
Balance at December 31, 1999                                         $       -      $ (75,713)      $ 71,317
                                                                      =========      ========        =======

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                           Statements of Cash Flows
                            (dollars in thousands)

                                                                                                          Period from
                                                                                                            Inception
                                                                      Years Ended December 31,         (July 17, 1997) to
                                                                  -------------------------------         December 31,
                                                                       1999             1998                  1997
                                                                  --------------    -------------      ------------------
Operating Activities:
   Net loss                                                       $     (56,135)    $     (9,083)      $            (622)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                       5,200               64                       7
      Amortization of deferred stock compensation                         2,486              107                       -
      Provision for doubtful accounts                                        79                -                       -
      Interest accretion on convertible notes payable                        95                -                       -
      Stock issued for services                                             277              112                       2

   Changes in operating assets and liabilities:
      Accounts receivable                                                (6,570)             (45)                      -
      Other receivable                                                   (4,000)               -                       -
      Prepaids and other assets                                         (18,108)             (29)                      -
      Accounts payable                                                    7,393              746                      58
      Accrued liabilities                                                 7,385              458                      62
      Related party payables                                             (1,191)             872                     537
      Deferred revenue                                                    3,415                -                       -
      Deferred credit                                                     7,000                -                       -
                                                                  --------------    -------------      ------------------
               Cash provided by (used in) operating activities           (52,674)          (6,798)                     44
                                                                  --------------    -------------      ------------------

Investing Activities:
   Purchase of property and equipment                                    (9,726)            (335)                    (42)
                                                                  --------------    -------------      ------------------
               Cash used in investing activities                         (9,726)            (335)                    (42)
                                                                  --------------    -------------      ------------------
Financing Activities:
   Proceeds from issuance of preferred stock                              3,500            6,625                       -
   Proceeds from issuance of convertible notes payable                    5,775              500                       -
   Proceeds from exercise of stock options                                  345                -                       -
   Repayment of stockholder payable                                           -                1                       -
   Proceeds from issuance of common stock, net                           88,486                -                       5
                                                                  --------------    -------------      ------------------
               Cash provided by financing activities                     98,106            7,126                       5
                                                                  --------------    -------------      ------------------
   Increase (decrease) in cash and cash equivalents                      35,706               (7)                      7

   Cash and cash equivalents at beginning of period                           -                7                       -
                                                                  --------------    -------------      ------------------
   Cash and cash equivalents at end of period                     $      35,706     $          -       $               7
                                                                  ==============    =============      ==================


                        The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.

                       Notes to the Financial Statements

1. Organization and Basis of Presentation

drkoop.com, Inc. (the "Company"), a Delaware corporation, operates an Internet-based consumer healthcare network, consisting of an interactive Web site providing consumers with healthcare information and services, as well as affiliate relationships with portals, other Web sites, local healthcare organizations and traditional media outlets.

The Company has sustained losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. During 1998, the Company received cash and services of approximately $6.7 million through the issuance of preferred stock. In January 1999, the Company received approximately $4.3 million through transactions which included the issuance of preferred stock, convertible debt and warrants. Additionally, in March 1999 the Company received loan commitments of $5.5 million from a preferred stockholder and new investors. The loan commitments were fully drawn down and the cash was used principally to finance working capital requirements prior to its initial public offering. Effective June 11, 1999 the Company completed an initial public offering of 10,781,250 shares, including the underwriter's over allotment, at $9 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount) totaled approximately $88.5 million. Upon closing of the initial public offering, each outstanding share of the Company's convertible Series A and C preferred stock and mandatorily redeemable convertible (Series B) preferred stock were automatically converted into shares of common stock. The conversion resulted in the issuance of 8,594,835 shares of common stock, including the issuance of 1,345,185 shares of common stock to satisfy in full a purchase option and related anti-dilution adjustment rights. An additional 916,908 shares of common stock was issued upon conversion of certain convertible notes payable.

Management intends to raise working capital through additional equity and/or debt financings in the upcoming year. However, there can be no assurance that such financings can be successfully completed on terms acceptable to the Company. The matters discussed above raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the failure to develop and extend the Company's on-line service brands, the rejection of the Company's services by Internet consumers, vendors and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on its on-line services, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

2. Summary of Significant Accounting Policies

Cash Equivalents
Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

                               drkoop.com, Inc.

                       Notes to the Financial Statements

Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Upon disposal, the Company removes the asset and the accumulated depreciation from its records and recognizes the related gain or loss in the results of operations. Capital leases are recorded at the lower of the fair market value of the asset or the present value of the future minimum lease payments. The related assets are depreciated on the straight line basis over the term of the lease.

Revenue Recognition
Advertising revenues are derived principally from short-term advertising contracts in which the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized at the lesser of (i) the ratio of impressions delivered over the total guaranteed impressions or (ii) the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of the Company's website.

The Company has entered into revenue sharing arrangements whereby it is entitled to revenue sharing for advertising revenue derived from advertisements delivered on partner sites which display the Company's content. The Company recognizes advertising revenue under revenue sharing arrangements as the related impressions or pages are delivered, based on information obtained from our partner, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising revenues earned under these revenue sharing arrangements from partner websites are recorded net of commissions as the commissions are not contractual obligations of the Company. Revenues derived from advertising arrangements where the Company contracts directly with the advertiser are recorded at the gross contract amount and commissions paid to obtain these advertisements are recorded as selling expense.

Sponsorship revenues are derived principally from contracts ranging from three to fifty months in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions, frequently on an exclusive basis. Sponsorship agreements typically include the delivery of a guaranteed minimum number of impressions and the design and development of customized pages on the web-site that enhance the promotional objectives of the sponsor. Costs associated with the creation of the customized pages are minimal and expensed as incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of our web-site. Additionally, dependent upon the complexity of an advertising or sponsorship revenue arrangement, the Company may provide initial site design consulting and engineering services that require the development and implementation of specific Web site enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

Content subscription and software license revenues are derived from contracts under the Dr. Koop Community Partner Program with local affiliates such as healthcare providers and third party payor organizations. Sales of software licenses to Community Partner Program affiliates are recognized as revenue upon shipment of the software, provided that the portion of the contract allocated to the software license is based upon vendor specific objective evidence of fair value, and collectibility is probable. Content subscription revenue is recognized ratably over the term of the Community Partner Program contract, generally ranging from twelve to thirty-six months. Software licenses are also sold as a stand-alone product independent of the Community Partnership Program.

                               drkoop.com, Inc.

The Company reports revenue from the sale of software licenses for various interactive tools. Revenue from software licenses is recognized upon product shipment and acceptance by the customer, as the Company has fulfilled all obligations related to the license.

Revenues from barter transactions are recorded at the estimated fair value of the advertisements, goods or services received or the estimated fair value of the advertisements given, whichever is a more clearly evident measure of fair value of the transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's websites. Barter expense equal to the revenue recognized, is reported when the Company's advertisements are run on other companies' websites, which is typically in the same period when the related barter revenue is recognized. For the years ended December 31, 1999 and 1998, barter transactions represented 6% and 0% of total revenues from continuing operations, respectively.

Transactional revenues are derived primarily from sales of pharmacy and insurance products. The Company earns transaction fees and recognizes revenue at the time the related referred sale occurs.

Production, Content and Product Development Expense
Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and website operations. These costs are equivalent to cost of revenue and are expensed as incurred.

Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" issued by the Financial Accounting Standards Board requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. To date, costs incurred following the establishment of technological feasibility, but prior to general release, have been insignificant.

Advertising
Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999 and 1998 and the period from inception to December 31, 1997 were $17,600,000, $1,140,000 and $0 respectively.

Fair Value of Financial Instruments
Cash equivalents, accounts receivable, prepaid expense, accounts payable, accrued expenses and deferred revenue are reported at cost which approximates fair value due to the short-term maturity of these instruments.

Concentrations of Credit Risk
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and other receivables. The Company's cash and cash equivalents are maintained in federally insured financial institutions and quality financial institutions and issuers. The Company has not experienced any losses on these accounts to date. Concentrations of credit risk related to accounts receivables are limited because of the Company's expanding customer base and the credit worthiness of its major customers making up the majority of the accounts receivable balance.

Long-Lived Assets
The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these
                               drkoop.com, Inc.

events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated discounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected discounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 1999, there had been no impairment in the carrying value of its long-lived assets.

Deferred Charges
Deferred charges consist of prepaid fees and warrant expense associated with the Company's portal agreements (Note 8). The charges are being amortized into sales and marketing expense over the term of the agreements.

Stock-Based Compensation
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company accounts for its employee stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The primary sources of temporary differences are depreciation of equipment, furniture and fixtures.

Investment in Affiliate
Investments in affiliated entities, for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. The Company periodically evaluates its investments accounted for under the cost method of accounting for impairment and as of December 31, 1999 such investments were recorded at the lower of cost or estimated net realizable value.

Earnings (Loss) Per Share
In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. Because the Company has incurred net losses since inception, the effect of all common stock equivalent shares (20,814,101 common equivalent shares as of December 31, 1999) are anti-dilutive; therefore basic and diluted loss per share are equivalent.

As a result of the Company's initial public offering in June 1999, all convertible and convertible redeemable preferred stock and convertible notes payable converted into common stock. Additional shares were issued subsequent to December 31, 1998 to satisfy in full a purchase option and anti-dilutuon right held by a stockholder from the date of issuance. Accordingly, the Company has presented 1999 and 1998 pro forma loss per share based on the weighted average number of shares of common stock outstanding and preferred stock on an "as if" converted basis outstanding during each period. The Company believes that this is a more meaningful presentation of earnings per share for periods prior to its initial public offering.

The numerator in the pro forma net loss per share calculation is equivalent to net loss. The denominator in the pro forma net loss per share calculation is comprised of the following weighted average shares (in thousands):

                                                                            December 31,
                                                                          1999         1998
                                                                      ------------ ------------
Weighted average number of common shares outstanding.............        20,814        8,175

Effect of convertible securities:

Convertible preferred stock......................................         3,010        3,120

Common stock issued to satisfy purchase option and anti-dilution
  right held by stockholders.....................................           596          816

Convertible notes payable and interest payable...................           270            2
                                                                         ------       ------

    Shares used in pro forma calculations........................        24,690       12,113
                                                                         ======       ======

Comprehensive Income (Loss)
As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company currently reports no components of other comprehensive income (loss) for the periods presented.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and accompanying notes. Actual results could differ from the estimates.

Recent Accounting Pronouncements
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements". In SAB 101, the SEC staff expresses it views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The adoption of SAB 101 is not expected to have a material impact on the Company's financial statements.

3. Prepaid and Other Assets

Prepaid and other assets are comprised of the following (in thousands):

                                      drkoop.com, Inc.

                 Notes to the Financial Statements (Continued)


                                                           December 31,
                                                        ----------------
                                                         1999      1998
                                                        -------   ------

Prepaid portal expense..............................    $16,088   $     -
Prepaid warrant expense.............................      5,578         -
Prepaid content expense.............................        436        18
Employee receivables................................        230        --
Other...............................................        530         4
                                                        -------   -------
Total...............................................    $22,862   $    22
                                                        =======   =======

4. Other Assets

Other assets are comprised of the following (in thousands):

                                                           December 31,
                                                        -----------------
                                                         1999      1998
                                                        -------   -------
Prepaid warrant expense, non-current................    $11,773   $     -
Deposits............................................        384        11
Pledged certificate of deposit......................        250         -
                                                        -------   -------
Total...............................................    $12,407   $    11
                                                        =======   =======

The pledged certificate of deposit represents the security deposit for the lease of the Company's facilities. The certificate of deposit is held by a third party and is restricted as to use until expiration of the respective lease agreement.

5. Property and Equipment, Net

Property and equipment are comprised of the following (in thousands):

                                                            December 31,
                                                         -----------------
                                                           1999      1998
                                                         --------   ------
Computer equipment....................................   $ 3,046    $ 318
Software..............................................     6,391        7
Furniture and fixtures................................     1,366       40
Leasehold improvements................................     1,182       12
                                                         -------    -----
                                                          11,985      377
Accumulated depreciation..............................    (1,550)     (71)
                                                         -------    -----
                                                         $10,435    $ 306
                                                         =======    =====

Depreciation expense of $1,479,000, $64,000 and $7,000 for the years ended December 31, 1999 and 1998, and the period from Inception (July 17, 1997) to December 31, 1997, respectively, is included in the statements of operations.

6. Accrued Expenses

Accrued liabilities are comprised of the following (in thousands):

                               drkoop.com, Inc.


                                                              December 31,
                                                             --------------
                                                              1999    1998
                                                             ------   -----
 Marketing and promotion..................................   $2,626   $   -
 Legal expenses...........................................    2,545       -
 Accrued content and services expense.....................    1,279       6
 Employee compensation....................................    1,032     420
 Other....................................................    1,229      94
                                                             ------   -----
 Total....................................................   $8,711   $ 520
                                                             ======   =====

7. Deferred Credit

On July 1, 1999, the Company entered into a software licensing and distribution agreement with America Online, Inc. ("AOL"). The agreement requires the delivery of software and other services over the four year term of the agreement for total fees to be paid to the Company of $8,000,000, of which $4,000,000 was received as of to December 31, 1999. Payment terms of the agreement required AOL to remit one half of the payment on contract execution, and the remaining balance on or before January 1, 2000. The Company is amortizing the credit resulting from this transaction as a reduction of the sales and marketing expense related to the Interactive Services Agreement ("ISA") with AOL (Note 8) over the term of the contract and had amortized $1,000,000 as of December 31, 1999.

8. Commitments and Contingencies

Leases
The Company leases office space and certain equipment. With the exception of the office space lease, which contains an acceleration clause, all leases are classified as capital leases. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing.

Assets under capital leases, which are included in property and equipment, are summarized as follows (in thousands):

                                                     1999       1998
                                                   --------   -------
Computer equipment..............................    $  891    $   -
Leasehold improvements..........................       300        -
                                                    ------    -------
                                                     1,191        -
                                                    ------    -------
Accumulated depreciation........................      (120)       -
                                                    ------    -------
Net assets under capital lease..................    $1,071    $   -
                                                    ======    =======

Future minimum lease payments at December 31, 1999, by year and in aggregate for capital leases and other operating leases having non-cancelable lease terms in excess of one year are as follows (in thousands):

                                                        Capital    Operating
                                                         Leases     Leases
                                                        --------   ---------

  2000...............................................    $  590       $  736
  2001...............................................       384          757
  2002...............................................       179          777
  2003...............................................        44          797
  2004...............................................         -          818
  Thereafter.........................................         -        1,478
                                                         ------       ------
Total minimum lease payments.........................     1,197       $5,363
Amount representing interest.........................      (119)
                                                         ------
Present value of minimum lease payments..............    $1,078
                                                         ======

                               drkoop.com, Inc.

Rental expense for the years ended December 31, 1999, 1998 and the period from Inception (July 17, 1997) to December 31, 1997 was $591,000, $131,000 and
$12,000, respectively.

Portal Agreements
GO.com and Buena Vista
On April 9, 1999, the Company entered into agreements with GO.com and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which the Company will be the exclusive provider of health and related content on three Web sites of the Go Network: GO.com Health Center, ESPN.com Training Room and the Family.com Health Channel. Under the GO.com agreement, the Company will be also the premier health content provider for ABCnews.com.

In addition, the Company will be the exclusive pharmacy and drugstore, health insurance and clinical trials partner in the GO.com Health Center. Under these agreements, users on the Go Network will be able to access various health information, services, interactive tools and commerce opportunities through a co-branded Web site served by the Company.

In the event the Company elects not to provide specific content, GO.com and Buena Vista Internet Group may obtain content from a third party.

The term of both agreements is for three years, however, each of the parties may elect to terminate the relationship after two years. The Company will pay GO.com and the Buena Vista Internet Group $57,900,000 in total consideration consisting of cash and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three year term. The cash portion of this obligation is payable as approximately $16,200,000 in the first year of the agreements, $18,200,000 in the second year of the agreements and $21,300,000 in the third year. None of the warrants are exercisable prior to one year after issuance. The Company recognized total expense of $7,200,000 for the year ended December 31, 1999.

The warrants have been recorded at a fair value of $2.89 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk-free interest rate of 5.0% and a legal life of 3 years. The Company is recognizing the costs associated with the warrants ratably over the term of the agreements.

America Online
Effective July 1, 1999, the Company and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement ("ISA") pursuant to which the Company was designated as AOL's premier provider of healthcare content. The ISA obligates the Company to make carriage payments aggregating $89,000,000 in cash. In addition, the Company provided AOL immediately vested warrants (the "time warrants") to purchase drkoop.com, Inc. common stock and the right to earn additional warrants based on performance (the "performance warrants"). As of December 31, 1999, the outstanding commitment under this agreement was $65,000,000.

The immediately vested time warrants allow AOL to purchase 1,570,932 shares of the Company's common stock for a purchase price of $15.94 per share (the opening price on July 1, 1999). The immediately vested warrants may be exercised at any time on or after June 30, 2000 and on or prior to June 30, 2008, subject to limited exceptions relating to a change in control of drkoop.com or the early termination of the ISA between AOL and drkoop.com. The immediately vested warrants have been recorded at a fair value of $10.49 per share which was calculated at the time of issuance using the Black-Scholes option-pricing
                               drkoop.com, Inc.

model with the following weighted average assumptions: zero dividend yield; 0.50 volatility; risk-free interest rate of 5.7% and a legal life of 9 years. The Company is recognizing the costs associated with the ISA and the immediately vested time warrants ratably over the term of ISA. The Company recognized total carriage and warrant expense of $12,125,000 for the year ended December 31, 1999.

As noted above, the Company provided AOL the ability to earn additional performance warrants, as follows:

 . Warrants to purchase up to 1,570,932 shares of the Company's common stock for a purchase price of $20.00 per share. These warrants will not become exercisable unless the AOL relationship delivers to drkoop.com, during the four years of the ISA, traffic objectives, measured in page views, at or above agreed upon levels. Accordingly, one-fourth of these warrants (i.e., 392,733 warrants) could become vested in each of the next four years if those performance objectives are met. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008.

 . Warrants to purchase up to an additional 2,749,131 shares of the Company's common stock will not become exercisable unless the AOL relationship delivers specified usage of a new interactive software tool to be developed by drkoop.com and jointly deployed by drkoop.com and AOL. The warrant specifies four performance hurdles, measured by usage of the new tool, which if accomplished will result in 392,733, 392,733, 785,466 and 1,178,199 warrants becoming vested and exercisable. The exercise price of these warrants will be established at the time they become vested and will be calculated as 80%, 75%, 70% and 65% of fair market value at such time. Any warrants that become vested will be exercisable at any time on or prior to June 30, 2008.

The Company has currently not recorded any costs associated with the performance warrants. All of the warrants include customary ancillary provisions, including anti-dilution adjustments for stock splits, stock dividends and similar structural changes. None of the warrants may be transferred prior to December 8, 1999, or if the related warrants have not vested. A change in control transaction involving drkoop.com could result in an acceleration of the vesting of these warrants.

The parties also entered into a registration rights agreement which could require that drkoop.com register any shares of common stock issued to AOL upon exercise of any warrant for resale under the Securities Act of 1933, although these rights are subordinated to the rights previously granted in the Amended and Restated Registration Rights Agreement dated January 29, 1999.

Legal Matters
On April 12, 1999, a civil complaint was filed against the Company in the District Court of Travis County, Texas, 126 Judicial District, Case No. 99-04294. In the lawsuit, plaintiff attempts to allege causes of action including fraud, constructive fraud, promissory estoppel, negligence misrepresentation, breach of contract, conversion, stock fraud, defamation and misrepresentation. The suit was settled in February 2000.

In January 1999, we entered into a strategic technology relationship with HealthMagic, Inc. which included a long-term fully paid license to use a broad range of Internet technologies, such as a web-based personal medical record, personalization tools, and security and authentication features. Under this arrangement, HealthMagic was to develop, implement, and support these technologies for us, thereby permitting internal resources to address other needs. However, the relationship never produced satisfactory results and drkoop.com is currently involved in settlement discussions with HealthMagic, Inc. ("HealthMagic") regarding possible legal claims that HealthMagic and drkoop.com have against each other arising out of a Software Sale, License and Development Agreement executed by drkoop.com and HealthMagic on January 20, 1999. As of the date of this filing, neither HealthMagic nor drkoop.com have filed complaints regarding this matter. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the consolidated financial position or liquidity of drkoop.com

In January 1999, we entered into a strategic technology relationship with HealthMagic, Inc. which included a long-term fully paid license to use a broad range of Internet technologies, such as a web-based personal medical record, personalization tools, and security and authentication features. Under this arrangement, HealthMagic was to develop, implement, and support these technologies for us, thereby permitting internal resources to address other
needs.   However, the relationship never produced satisfactory results and
drkoop.com is currently involved in settlement discussions with HealthMagic, Inc. ("HealthMagic") regarding possible legal claims that HealthMagic and drkoop.com have against each other arising out of a Software Sale, License and Development Agreement executed by drkoop.com and HealthMagic on January 20, 1999. As of the date of this filing, neither HealthMagic nor drkoop.com have filed complaints regarding this matter. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the consolidated financial position or liquidity of drkoop.com.

We are also involved in other claims and disputes which are incidential to the regular conduct of our business and are not presently believed to be material.

                               drkoop.com, Inc.

9. Convertible Notes Payable to Stockholders

On December 24, 1998, the Company issued a convertible note payable to a stockholder in the amount of $800,000, of which $500,000 was received at closing and $300,000 was received on January 11, 1999. The note, which was payable December 24, 1999, bore interest at 6% and was subordinated to senior indebtedness of the Company, if any. The principal and accrued interest of the note was converted, at the option of the holder, into 171,966 shares of common stock upon the closing of the Company's initial public offering.

In connection with the convertible note payable, the Company issued stock purchase warrants to acquire the number of Series C preferred stock shares equating to twenty percent of the face amount of the note divided by the exercise price. At December 31, 1998, warrants to acquire 20,927 shares of a total of 33,482 shares were deemed outstanding based upon the cash received as of that date. Warrants for the remaining 12,555 shares were deemed outstanding upon funding of the remaining $300,000 in January 1999. The exercise price is $4.78 per share, subject to anti-dilution provisions, and is equivalent to the share price for the sale of Series C preferred stock completed subsequent to December 31, 1998.

On March 3, 1999, the Company issued a convertible note payable to a stockholder in the amount of $2,000,000, the proceeds of which were received on March 30, 1999. The note, which was payable March 5, 2000, bore interest at 7%, and was subordinated to all senior indebtedness of the Company, if any. The principal and accrued interest of the note was converted, at the option of the holder, into 273,072 shares of common stock at the closing of the Company's initial public offering.

On March 5, 1999, the Company entered into loan agreements with new investors, whereby those investors were irrevocably obligated to loan the Company up to $3,500,000 at an interest rate of 7% per annum. The Company exercised the loan obligations in April and May 1999, receiving $3,500,000 in proceeds. Upon the closing of the Company's initial public offering, borrowings under these agreements plus accrued interest were converted into 471,870 shares of common stock at a conversion price of $7.43 per share.

10. Income Taxes

The Company did not incur any income taxes for the years ended December 31, 1999, 1998 and for the period from Inception (July 17,1997) to December 31, 1997 as a result of operating loss.

As of December 31, 1999 and 1998, the Company had federal net operating loss carryforwards of approximately $62,956,000 and $9,189,000, respectively. These net operating loss and tax credit carryforwards will expire from 2012 through 2018 if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Significant components of the Company's deferred taxes as of December 31, 1999 and 1998, and the period from Inception (July 17, 1997) to December 31, 1997 are as follows (in thousands):

                                                                 Period from
                                                                  Inception
                                              Year ended       (July 17, 1997)
                                              December 31,     to December 31,
                                           1999        1998         1997
Deferred tax assets (liabilities):
     Depreciable assets............       $   (127)  $    (3)    $        1
     Tax carryforwards.............         23,067     3,045            142
     Accrued liabilities...........          1,141       247             68
                                          --------   -------     ----------
  Net deferred tax assets..........         24,081     3,289            211
                                          --------   -------     ----------
  Valuation allowance for net
   deferred tax asset..............        (24,081)   (3,289)          (211)
                                          --------   -------     ----------
  Net deferred taxes...............       $      -   $     -     $        -
                                          ========   =======     ==========

                               drkoop.com, Inc.

The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $20,792,000 and $3,078,000 during the years ended December 31, 1999 and 1998 respectively.

The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of permanent differences and the increase in the valuation allowance.

The following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory income tax rate to pretax loss and the reported amount of income tax benefit (in thousands):

                                                                     Period from
                                                                      Inception
                                                 December 31,     (July 17, 1997) to
                                              1999        1998    December 31, 1997
                                              ----        ----    ------------------
Tax benefit at statutory rate of 34%       $(19,086)   $ (3,088)        $ (211)
Permanent differences                            32          10              1
State tax benefit                            (1,738)        -               -
Net increase in valuation allowance          20,792       3,078            210
                                           --------    --------         -------
                                           $    -      $    -           $  -
                                           ========    ========         =======

11. Mandatorily Redeemable Convertible (Series B) Preferred Stock

The Company has authorized various classes of preferred stock, up to a maximum of 15,000,000 shares. As of December 31, 1998, the Company had designated 13,781,145 shares as $.001 par value Series B Convertible Non-Voting Preferred Stock. On April 28, 1998, the Company issued 3,850,597 shares of Series B to Superior Consultant Holdings Corporation ("Superior") for consideration of $6,000,000. In the event that the Company's board of directors elected to declare a dividend on the shares of common stock, Superior was entitled to receive dividends as if the Series B shares had been converted to common stock. In the event of any liquidation, dissolution or winding up of the Company, the holders of each share of Series B then outstanding were entitled to receive a liquidation preference over common stockholders and preferred stockholders other than Series A holders. At December 31, 1998, this liquidation preference was $2,998,408, which is equivalent to $0.78 per share plus an amount in cash equal to all accumulated and unpaid dividends thereon. Each share of Series B was converted into 1.029 shares of common stock upon the closing of the Company's initial public offering.

At the date of closing, Superior was granted an option to purchase up to 3,962,265 shares of common stock, or the number of shares of preferred stock convertible into 3,962,265 shares of common stock. The exercise price per share was to be a price, subject to adjustment for dilution, equal to 70% of the fair market value per share of common stock into which each share of preferred stock is convertible. The option was scheduled to expire on April 28, 2000. Upon completion of the Company's initial public offering, Superior agreed to terminate the provisions of the option agreement in exchange for 1,210,665 shares of common stock, valued at approximately $8,200,000 (an additional 134,520 shares, valued at approximately $900,000 were issued to the Series C holder pursuant to antidilution protection provisions). These amounts have been reflected as dividends to preferred stockholders.

Superior was granted a right to require the Company to repurchase the Series B shares, or the shares of common stock into which the Series B shares may have been converted, for the current fair market price per share. The put option was exercisable during each of the 90-day periods following April 28, 2000 and April 28, 2001, however, with the conversion of the Series B shares into common stock at the closing of the Company's initial public offering, this put option expired.

The Company allocated the $6,000,000 million of proceeds as follows: $4,100,000 to the Series B stock and $1,900,000 to the options based on the fair values determined as of the closing date using the Black-Scholes valuation model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk free interest rate of 5.9%; and expected life of 2 years. The Company recognized accretion of value on the mandatorily redeemable convertible preferred stock to redemption value (fair value) over the
                               drkoop.com, Inc.

period between the closing date and the redemption dates as defined by the agreement. The per share redemption value was $4.78 as of December 31, 1998.

In conjunction with the January 1999 equity financing (Note 12), Superior received voting rights on an as-if converted to common stock basis and additional anti-dilution rights similar to those granted to preferred Series C stockholders.

12. Capital Stock

The authorized capital stock of the Company consists of 75,000,000 shares of common stock, par value $0.001 per share, and 15,000,000 shares of preferred stock, par value $0.001 per share.

Series A Preferred Stock
The Company designated 750,000 shares of its authorized preferred stock as Series A 8% convertible preferred stock. From March 1, 1998 through April 6, 1998, the Company issued 619,102 Series A preferred shares for $742,923 including 104,505 shares issued to three members of an officer's immediate family for $125,400. Each share of Series A is senior to all other preferred stock and common stock and is convertible into 1.085 shares of common stock. Conversion is automatic in the event of an initial public offering. Holders of Series A shares have the right to vote on all matters, except the election of directors, with the number of votes equal to the number of shares into which the Series A is convertible. Series A shares have a cumulative dividend, which are payable when and if declared, prior to any class or series of the Company's equity, at the per annum rate of 8%, or $0.096 per share. Dividends are cumulative and accrue on each share from the date of issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of each share of Series A then outstanding have a liquidation preference over other preferred and common stockholders. The liquidation preference of $790,639 at December 31, 1998 is equivalent to $1.20 per share plus an amount equal to all accumulated and unpaid dividends thereon which totaled $47,716 at December 31, 1998. Upon the closing of the Company's initial public offering, all outstanding shares of Series A preferred stock converted into 671,708 shares of common stock.

Series C Preferred Stock
The Company designated 3,000,000 shares of its authorized preferred stock as Series C convertible preferred stock. On January 29, 1999, the Company received $3,500,000 in cash and a license to certain Internet technology, and acquired 10% of the outstanding stock of HealthMagic, Inc. ("HealthMagic"), a subsidiary of Adventist Health System Sunbelt Healthcare Corporation ("Adventist"), in exchange for 2,615,677 shares of Series C convertible preferred stock. HealthMagic is a supplier of applications to Internet companies. The Company has recorded its 10% investment in HealthMagic using the cost method of accounting valuing it at $5,000,000 based on a discounted cash flow analysis. The Company also established a technology relationship with HealthMagic, a supplier of applications to Internet companies, whereby the Company contributed certain technology, which the Company had assigned a zero value, and received from HealthMagic a license to use a broad range of Internet technologies, including a web-enabled personal medical record, personalization tools, security and authentication features. HealthMagic will develop, implement and support these technologies for the Company. The Company has capitalized $4,000,000 related to the HealthMagic technology license. The fair value of this license was determined using the cost method and is being amortized on a straight-line basis over a three-year period, based on the economic life of the technology. For the year ended December 31, 1999, the Company recorded amortization expense of $1,222,000 related to this asset.

Upon the closing of the Company's initial public offering, each share of Series C converted into one share of common stock.

                               drkoop.com, Inc.

Series B and Series C stockholders were given certain anti-dilution protections as a result of this transaction. In connection with these provisions, Series B stockholders received 21,982 shares of Series C preferred stock and Series C stockholders received 134,520 shares of Series C preferred stock.

The Company also entered into selected agreements with HealthMagic and Adventist which provide for registration rights and specified transfer restrictions.
These agreements call for the appointment of an Adventist representative to the Company's board of directors, and for the Company to appoint a representative to HealthMagic's board of directors.

13. Stock Option Plans

The Company has established the 1997 Stock Option Plan under which 11,250,000 shares of common stock are reserved for issuance. During 1999, the Company established the 1999 Equity Participation Plan and the 1999 Bonus Plan under which an additional 3,906,413 shares of common stock are reserved for issuance. Under these plans, incentive options can be issued to employees, officers and directors of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock at the date of grant as determined by the board of directors or by a committee of the board appointed to administer the plans. Incentive stock options to a stockholder that owns greater than 10% of the Company's outstanding stock may be granted at a price per share not less than 110% of the fair market value of the Company's common stock at the date of grant. Non-statutory stock options can be issued to employees, officers, directors or consultants of the Company at exercise prices determined by the board of directors or by a committee of the board appointed to administer the plans but not less than 85% of the fair market value of the Company's common stock at the date of grant. The plans provide that options are exercisable no later than ten years from the date of grant. Generally 25% of the options granted are exercisable after one year, and then ratably over the remaining three years.

Option activity under the plans for the years ended December 31, 1999 and 1998, and the period of Inception (July 17,1997) to December 31, 1997 is as follows:

                                                            Weighted
                                                            Average
                                 Options       Options      Exercise
                                Authorized   Outstanding     Price
                                ----------   ------------   --------
Inception (July 17, 1997)           -             -            -
Options authorized...........    3,750,000     2,851,500        0.02
                                ----------    ----------       -----
Balance, December 31, 1997...    3,750,000     2,851,500       $0.02
Options authorized...........    7,500,000             -           -
Options granted..............            -     6,822,012        0.13
Options canceled.............            -       (69,180)       0.10
Options exercised............            -             -           -
                                ----------    ----------       -----
Balance, December 31, 1998...   11,250,000     9,604,332       $0.10
Options authorized...........    3,906,413             -           -
Options granted..............            -     3,642,561        7.51
Options canceled.............            -      (362,637)       6.00
Options exercised............            -    (1,665,179)       0.21
                                ----------    ----------       -----
Balance, December 31, 1999...   15,156,413    11,219,077       $2.30
                                ==========    ==========       =====

At December 31, 1999, 1998 and 1997, 7,185,844, 5,421,232 and 1,970,250 options were vested, respectively.

                               drkoop.com, Inc.

During 1999, 1998 and the period from inception (July 17, 1997) to December 31,1997, the Company issued stock options under the Plans, with the following weighted average fair values:

                        Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------  ----------------------------------
                       Number                                              Number
                    Outstanding at  Weighted-Average                    Exercisable at
                     December 31,      Remaining      Weighted-Average    December 31,    Weighted-Average
Exercise Prices         1999        Contractual Life   Exercise Price       1999            Exercise Price
------------------  -------------   ----------------  ---------------   --------------    -----------------
$ 0.01- 0.16         8,008,513            8.13            $ 0.12           5,255,255            $ 0.12
  1.67- 4.78         1,018,398            9.02              3.87             120,964              4.19
  7.43- 9.00         1,884,169            9.36              8.83              83,263              7.61
 14.94-17.88           308,000            9.54             17.09              38,233             17.72
                    ----------                                             ---------
$0.01-$17.88        11,219,080            8.49            $ 2.30           5,497,715            $ 0.40

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan and employee stock purchase plan, which are described below. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under the Plan consistent with the method provided by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been increased to the following pro forma amounts for the periods ended December 31, 1999, 1998 and 1997 (in thousands):


                                         Year Ended                 Period from
                                        December 31,                 Inception
                                    --------------------         (July 17, 1997) to
                                      1999        1998           December 31, 1997
                                    ---------   --------      -----------------------
   Net loss: As reported.........   $(56,135)   $(9,083)              $(622)
       Pro forma.................   $(58,326)   $(9,142)              $(629)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods ended December 31, 1999, 1998 and the period from Inception (July 17, 1997) through December 31, 1997:

                                                                              Employee Stock
                                                   Employee Stock Options      Purchase Plan
                                                  -------------------------   ---------------
                                                   1999     1998     1997          1999
                                                  ------   ------   ------        ------
   Dividend yield .............................      -         -        -            -
   Expected volatility.........................    100%      0.0%    0.0%          100%
   Risk-free rate of return....................    5.2%      5.9%    5.9%          5.0%
   Weighted average expected life (in years)...    3.6       3.6     3.1           0.7

During 1999, the Company issued options under the 1997 Stock Option Plan, the 1999 Equity Participation Plan and 1999 Bonus Option Plan with the following weighted average fair values:

                                         Options    Weighted Average
                                         Granted       Fair Value
                                       -----------  ----------------
        At fair value.................  2,183,750       $ 9.12
        Below fair value..............  1,244,411       $ 6.06
        Above fair value..............    214,400       $14.94

14. Concentrations of Credit Risk and Major Customers

The Company maintains its cash and cash equivalent balances in high credit quality financial institutions and has not experienced any material losses to date.

                               drkoop.com, Inc.

At December 31, 1999 and 1998, the financial instruments which subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade and other receivables.

For the years ending December 31, 1999 and 1998 and the period from Inception (July 17, 1997) through December 31, 1997, individual customers constituting 10% or more of revenues were as follows:


                                                              Period from
                                                               Inception
                                 Year ended December 31,    (July 17, 1997)
                                 -----------------------    to December 31,
                                   1999         1998             1997
                                 --------     --------      ----------------

 Customer A..................       13%           0%              0%
 Customer B..................       12%           0%              0%
 Customer C..................        1%          63%              0%
 Customer D..................        0%          23%              0%
 Customer E..................        0%          12%              0%

Trade receivables to major customers were as follows:


                                                 December 31,
                                              -----------------
                                              1999         1998
                                              ----         ----
 Customer C.........................            0%          67%
 Customer D.........................            0%          25%
 Customer F.........................           29%           0%
 Customer G.........................           17%           0%
 Customer H.........................           10%           0%

15. Related Party Transactions

Related party payables are comprised of the following (in thousands):

                                                           December 31,
                                                         ----------------
                                                          1999      1998
                                                          -----    ------
Accounts payable to stockholder for consulting
 services.........................................         $  2    $1,032
Stockholder note payable..........................            -         -
Other payables to employees and stockholders......            -       161
                                                           ----    ------
                                                           $  2    $1,193
                                                           ====    ======

On March 16, 1998, the Company issued 1,800,360 shares of common stock to its stockholder/CEO in exchange for cancellation of a $216,043 note payable. The conversion price was established by the board of directors based on their assessment of the fair market value of the common stock at the date of conversion.

The Company has a purchase commitment with Superior Consultant Holdings Corp. whereby the Company is obligated to purchase a minimum of $3.0 million in management consulting, information technology or outsourcing services from Superior by September 30, 1999, or pay the difference in cash. As of December
                               drkoop.com, Inc.

31, 1999 and 1998, the Company had purchased approximately $479,000 and $1,575,000, respectively, of such services from Superior.

In January 1999 the Company entered into a name and likeness agreement with a stockholder whereby the Company required to pay the stockholder 2% of revenues derived from sales of current products and up to 4% of revenues derived from sales of new products during the five-year term of the agreement. During 1999 and 1998, the Company accrued royalty fees of $41,000 and $855, respectively, to this stockholder. Effective August 30, 1999, the Company amended and restated its agreement with the stockholder. This amendment made the following principal changes to the agreement:

     .  The term was extended for an additional five years;

     . The obligation to make any payments to the stockholder based on the revenues of the Company was completely eliminated; and

     . As the sole compensation for the modifications made in the agreement and the services to be provided over its full term, the stockholder was granted options to acquire 214,400 shares of the Company's common stock at an exercise price of $17.88 per share (the public trading price at the time of grant). The options vest at the rate of approximately 8,900 shares per month.

The option grants are recorded at a fair value of $7.76 per warrant which is calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 0.60 volatility; risk-free interest rate of 5.4%; and a legal life of 5 years. The Company is recognizing the costs associated with the option grants ratably over the vesting period of the option grants.

The Company also entered into a consulting agreement with this stockholder whereby the Company pays the stockholder $11,250 per month relating to his services as Chief Medical Officer. Total payments to this stockholder during 1999 were $150,000.

During 1998, the Company paid a stockholder professional fees of $95,000 related to speaking engagements, and director's fees of $83,333.

The Company paid a board member $137,500 and $83,333 during 1999 and 1998, respectively, for corporate governance consulting services.

The Company entered into a name and likeness agreement, effective June 1, 1998, with a director whereby the director received options to purchase 183,750 shares at an exercise price of $0.16 per share. The Company recorded deferred stock compensation in the amount of $28,664 related to the option grant.

                               drkoop.com, Inc.

16. Supplemental Cash Flows Information



                                                                                          Period from
                                                                     Year Ended            Inception
                                                                    December 31,        (July 17, 1997) to
                                                                ----------------------     December 31,
                                                                    1999        1998          1997
                                                                ------------   -------  -----------------
                                                                           (in thousands)
Supplemental Disclosure of Cash and Noncash Investing and
 Financing Activities:

Cash paid for interest.......................................        $    25    $    -          $   -
                                                                     =======    =======         =====

Conversion of related party payable to common stock..........        $    -     $   216         $   -
                                                                     =======    =======         =====

Issuance of notes receivable from common stockholders........        $    -     $    -          $   1
                                                                     =======    =======         =====

Deferred stock compensation related to options granted.......        $ 3,508    $   272         $   -
                                                                     =======    =======         =====

Accretion of redeemable securities to fair value.............        $17,255    $14,324         $   -
                                                                     =======    =======         =====

Issuance of preferred stock for investment in affiliate......        $ 5,000    $    -          $   -
                                                                     =======    =======         =====

Issuance of preferred stock for intangible asset.............        $ 4,000    $    -          $   -
                                                                     =======    =======         =====

Obligation to issue common stock pursuant to option
   cancellation agreement....................................        $ 9,147    $    -          $   -
                                                                     =======    =======         =====

Issuance of warrants.........................................        $18,240    $    -          $   -
                                                                     =======    =======         =====

Acquisition of assets under capital lease....................        $ 1,078    $    -          $   -
                                                                     =======    =======         =====


To the Board of Directors
and Stockholders of drkoop.com, Inc.

In connection with our audits of the financial statements of drkoop.com, Inc. as of December 31, 1999 and 1998, and for the two years ended December 31, 1999 and for the period from Inception (July 17, 1997) through December 31, 1997, we have also audited the financial statement schedule listed in the index included on page F-1 of this report on Form 10-K.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Austin, Texas
February 15, 2000

                                  SCHEDULE II
                                drkoop.com, Inc.
                       VALUATION AND QUALIFYING ACCOUNTS

                                                              Deductions/
                                   Balance at    Charged      Write-offs    Balance at
                                   Beginning    to Costs      Charged to      End of
           Year Ended              of Period   and Expenses    Allowance      Period
                                   ----------  ------------  ------------   ----------
                                                   (in thousands)

Allowance for Doubtful Accounts:
December 31, 1999.................   $  -       $   100        $ (21)         $    79
                                     ======     =======        =====          =======
December 31, 1998.................   $  -       $   -          $  -           $   -
                                     ======     =======        =====          =======
December 31, 1997.................   $  -       $              $  -           $   -
                                     ======     =======        =====          =======
Valuation Allowance for Deferred
 Tax Asset:
December 31, 1999.................   $3,289     $20,792        $  -           $24,081
                                     ======     =======        =====          =======
December 31, 1998.................   $  211     $ 3,078        $  -           $ 3,289
                                     ======     =======        =====          =======
December 31, 1997.................   $  -       $   -          $  -           $   211
                                     ======     =======        =====          =======