Form 10-K/A
period 1999-12-31
DRKOOP COM INC
filed 2000-04-28
CIK 1073794

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

                          Commission File No.0-26275

                               drkoop.com, Inc.
            (Exact name of registrant as specified in our charter)

            Delaware                                 95-4697615
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)

                            7000 N Mopac, Suite 400
                                Austin, TX 78731
                    (Address of principal executive offices)
      Registrant's telephone number, including area code:  (512) 583-5667

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on March 31, 2000, as reported by Nasdaq, was approximately $54,378,737. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant's Common Stock on March 31, 2000 was 31,182,745.

                               EXPLANATORY NOTES

     This Amendment No. 1 on Form 10-K/A is being filed by drkoop.com, Inc. as an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 to amend and restate in its entirety Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CERTAIN INFORMATION WITH RESPECT TO DIRECTORS

     The following table sets forth certain information with respect to the members of our Board of Directors as of April 26, 2000:

Name of Director                      Age                Principal Occupation               Director Since        Class
--------------------------------  -----------  ----------------------------------------  --------------------  -----------
C. Everett Koop. M.D.                  83      Chairman of the Board of the Company              1997              III

John F. Zaccaro (2)                    65      Vice-Chairman of the Board of the                 1997              II
                                               Company

Donald W. Hackett                      43      Chief Executive Officer and President             1997              III
                                               of the Company

Jeffrey C. Ballowe (1)(2)              44      Self-Employed                                     1999               I

G. Carl Everett, Jr. (1)(2)            49      Senior Vice President, Personal Systems           1999              II
                                               Group, of Dell Computer Corporation

Nancy L. Snyderman, M.D. (1)           48      Practicing Physician; Medical                     1998              II
                                               Correspondent for ABC

(1) Member of Compensation Committee
(2) Member of Audit Committee

     C. Everett Koop, M.D. has served as our Chairman of the Board of Directors since he co-founded drkoop.com in July 1997. Since 1992, Dr. Koop has served as the McInerney Professor of Surgery at the Dartmouth Medical School and as Senior Scholar at the C. Everett Koop Institute at Dartmouth. Dr. Koop is also a frequent lecturer on healthcare topics. An internationally respected pediatric surgeon, Dr. Koop was Surgeon-in-Chief of the Children's Hospital of Philadelphia from 1948 to 1981 and Editor-in-Chief of the Journal of Pediatric Surgery from 1964 to 1976. Dr. Koop is a director of Superior Consultant Holdings Corporation, a publicly-traded healthcare consulting company, as well as several private healthcare companies. From 1994 to 1996, Dr. Koop was a director and ex-officio Chairman of the Board of Patient Education Media, Inc., a producer of medical video tapes which filed for bankruptcy protection in 1996. Dr. Koop was Surgeon General of the United States from 1981 to 1989. He was also appointed Director of the Office of International Health in May 1982. Dr. Koop is also the recipient of numerous honors and awards, including 35 honorary doctorates. Dr. Koop serves as our Chief Medical Officer. In this role, he oversees and sets policies and standards for all content on the website and keeps current with respect to medical issues in the political and national arenas. Dr. Koop is our liaison to the medical community. He is also our primary spokesperson, making many appearances on our behalf.

     John F. Zaccaro has served as our Vice Chairman of the Board of Directors since he co-founded drkoop.com in July 1997. From 1994 until 1997, Mr. Zaccaro served as the President and Executive Producer of the International Health & Medical Film Festival. Mr. Zaccaro is also a director of Kit Manufacturing Company, a publicly-traded constructor of manufactured housing.

     Donald W. Hackett has served as our President, Chief Executive Officer and a director since he co-founded drkoop.com in July 1997. From January 1996 until joining drkoop.com, Mr. Hackett served in various management positions, including President and Chief Executive Officer of Tradewave Corporation, an Internet network security company. From September 1988 until December 1995, Mr. Hackett served as Senior Vice President of Physician Computer Network, Inc., a provider of practice management services. While employed at Physician Computer Network, Inc., Mr. Hackett successfully implemented the first provider-centric, computer-based pay-per-view-advertising network, and initiated direct data interchange transactions between laboratories, pharmacies and hospitals with practice management systems.

     Jeffrey C. Ballowe has served as a director of drkoop.com since March 1999. Since 1997, Mr. Ballowe has been self-employed. From 1986 until 1997, Mr. Ballowe held various management positions at Ziff-Davis, Inc., an international media company, including President of the Interactive Media and Development Group. Mr. Ballowe is a director of VerticalNet, NBCi, SuperGroups and Give Me Talk.

     G. Carl Everett, Jr. has served as a director of drkoop.com since March 1999. Mr. Everett has been Senior Vice President, Personal Systems Group, of Dell Computer Corporation, responsible for worldwide development and marketing of all Dell desktop and notebook products since February 1998. For the prior twenty years, Mr. Everett was employed by Intel Corporation, most recently as General Manager of the Desktop Products Group. Mr. Everett is a director of All.com and a member of the board of advisors for Argoquest and Form Factor Inc.

     Nancy L. Snyderman, M.D. has served as a director of drkoop.com since March 1998. Dr. Snyderman has been a practicing physician for more than fifteen years. Dr. Snyderman is a medical correspondent for ABC and can be seen on Good Morning America and Prime Time Live. Dr. Snyderman's Healthtalk segments can be heard daily on the CBS radio network, and she also writes a monthly column for Good Housekeeping. Dr. Snyderman is a published author and has received broadcasting awards from the California Medical Association, Radio and Television News Directors, the Associated Press, United Press International and the American Academy of Facial Plastic and Reconstructive Surgery. Dr. Snyderman continues to publish in peer-reviewed journals and has received grants from the Kellogg Foundation and the American Cancer Society.

     During 1999, Richard D. Helppie, Jr., Chief Executive Officer of Superior Consultant Holdings, Inc., and Mardian J. Blair, former President of Adventist Health System Sunbelt Healthcare Corporation served as directors of drkoop.com. Mr. Helppie resigned in April 2000 to attend to other business obligations. Mr Blair resigned in April 2000 in connection with the termination of our relationship with HealthMagic, Inc., an affiliate of Adventist Health System, and which is more fully described under "Certain Transactions."

Agreements with Directors

Agreements with Dr. C. Everett Koop

     Amended and Restated Name and Likeness Agreement. The terms of our historical agreements with Dr. C. Everett Koop, pursuant to which we obtained the ability to use his name and likeness provided Dr. Koop the right to receive a percentage of the revenue received by us from certain activities. These royalty payments have been immaterial, aggregating $41,000 for the year ended December 31, 1999. Effective August 30, 1999, we amended and restated our agreement with Dr. Koop in its entirety. This amendment made the following principal changes to the agreement:

     . the term of the agreement was extended for an additional five years and automatically renews for additional five year terms unless terminated by either party not more than 270 and not less than 180 days prior to the end of each term;

     . the obligation to make any payments to Dr. Koop based on our revenues was completely eliminated; and

     . the sole compensation to Dr. Koop under the amended and restated agreement is the grant of an option acquire 214,400 shares of our common stock at an exercise price of $17.88 per share (the public trading price at the time of grant). The options vest at the rate of approximately 8,900 shares per month.

If a voluntary termination is requested by Dr. Koop and is not the result of breach or default by us, we will have the right on a non-exclusive basis for three years following voluntary termination to rebrand and sell approved products bearing the name, image or likeness of Dr. Koop. In the event of a change of control of our company, the amended and restated agreement will terminate and all rights to the Koop name granted under the amended and restated agreement will immediately revert to Dr. Koop. If we default in our obligations to Dr. C. Everett Koop and do not promptly cure the default, Dr. C. Everett Koop may terminate the Koop Agreement immediately, no rebrading period will apply and we would immediately lose all rights to use Dr. Koop's name and likeness. Dr. C. Everett Koop may also terminate the Koop Agreement upon a change in control of our company. Any developments that would cause Dr. C. Everett Koop to exercise his right to terminate his relationship with us or which otherwise would cause us to lose the benefits of our affiliation with him would have a material adverse effect on our business.

     Consulting Agreement. We are party to a letter agreement with Dr. Koop dated October 1, 1997. Under the agreement, which is for a three year term, we paid him $100,000 for the first year ended September 30, 1998, $135,000 for the second year ending September 30, 1999 and we are obligated to pay him $150,000 in the third year ending September 30, 2000. These amounts represent the cash compensation payable to Dr. Koop for services provided to us as a consultant and director. Dr. Koop has also provided lecture services from time to time for which he has been separately compensated, and he has also been granted stock options to purchase an aggregate of 713,437 shares of common stock with a weighted average exercise price of $0.11 per share. The options vested immediately on the date of grant.

Other Consulting Agreements with Directors

     John F. Zaccaro. We are party to a letter agreement with Mr. Zaccaro dated October 1, 1997. Under the agreement, which is for a three year term, we paid him $100,000 for the first year ended September 30, 1998, $135,000 for the second year ending September 30, 1999 and are obligated to pay him $150,000 in the third year ending September 30, 2000. These amounts represent the cash compensation payable to Mr. Zaccaro for services provided to us as a consultant and director. He has also been granted stock options to purchase an aggregate of 938,437 shares of common stock with a weighted average exercise price of $0.08 per share. Options to purchase 225,000 shares were fully vested on July 17, 1999. The other options to purchase 713,437 shares of common stock vested immediately on the date of grant.

     Dr. Nancy L. Snyderman. We are a party to an agreement, dated June 1, 1998, with Dr. Snyderman. The Snyderman Agreement permits us to use the image, name and likeness of Dr. Snyderman in connection with healthcare-related software services and programs. The agreement is exclusive in that Dr. Snyderman may not enter into agreements with companies that directly compete with us, except that Dr. Snyderman may continue to act under any agreements she entered into prior to entering into this agreement. The term of the Snyderman Agreement is for three years subject to automatic renewal for additional three year terms unless terminated by either party within 60 days of the end of a given term. If the voluntary termination is requested by Dr. Snyderman and is not the result of a breach or default by us, we will have the right on a non-exclusive basis for two years following voluntary termination to rebrand approved software services and programs bearing the name, image or likeness of Dr. Snyderman. As consideration for the Snyderman Agreement, we granted to Dr. Snyderman options to acquire 183,750 shares of our common stock with an exercise price of $0.16 per share. The options vested immediately on the date of grant. Our use of Dr. Snyderman's name, image or likeness is also subject to her prior written approval of the resulting programs, which may not be unreasonably withheld and which must be rendered within ten working days of our request.

             CERTAIN INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS

     The executive officers of drkoop.com as of April 26, 2000 are as follows:

Name                                           Age                                  Position
---------------------------------------    ----------    ------------------------------------------------------------
Donald W. Hackett......................            43      President, Chief Executive Officer and Director

Dennis J. Upah.........................            38      Chief Operating Officer

Susan M. Georgen-Saad..................            42      Chief Financial Officer

Louis A. Scalpati......................            36      Senior Vice President, Chief Architect and Secretary

Neal K. Longwill.......................            45      Senior Vice President, Corporate Development

Ian J. Bagnall.........................            28      Executive Vice President and Chief Internet Strategist

John R. Osborne........................            46      Executive Vice President, Marketing

     For purposes of the biographical data set forth below, service with drkoop.com includes service with our predecessor, Empower Health Corporation.

     Donald W. Hackett has served as our President, Chief Executive Officer and a director since he co-founded drkoop.com in July 1997. From January 1996 until joining drkoop.com, Mr. Hackett served in various management positions, including President and Chief Executive Officer of Tradewave Corporation, an Internet network security company. From September 1988 until December 1995, Mr. Hackett served as Senior Vice President of Physician Computer Network, Inc., a provider of practice management services. While employed at Physician Computer Network, Inc., Mr. Hackett successfully implemented the first provider-centric, computer-based pay-per-view-advertising network, and initiated direct data interchange transactions between laboratories, pharmacies and hospitals with practice management systems.

     Dennis J. Upah has served as our Chief Operating Officer since January 1999. From February 1995 until joining drkoop.com, Mr. Upah served as President and General Manager of KEYE-TV (the CBS affiliate in Austin, Texas), a unit of Granite Broadcasting Corporation. From September 1988 until January 1995, Mr. Upah served as President and General Manager of WEEK-TV (the NBC affiliate in Peoria, Illinois), also a unit of Granite Broadcasting Corporation. Mr. Upah is the former Technology Chairman and an elected representative to the national CBS Affiliates Advisory Board of Directors. He was also elected to the board of directors for several groups, including the Illinois Broadcasters Association (where he served as President), Texas Association of Broadcasters, Austin Better Business Bureau and St. Jude Children's Hospital Midwest Affiliate.

     Susan M. Georgen-Saad has served as our Chief Financial Officer since October 1998. From March 1997 until joining drkoop.com, Ms. Georgen-Saad served as Chief Financial Officer of IntelliQuest Information Group, a market research company. From July 1996 until February 1997, Ms. Georgen-Saad served as Chief Financial Officer of Clinicor, Inc., a clinical research company. From April 1994 until June 1996, Ms. Georgen-Saad served as Senior Vice President, Finance, of the Texas Workers' Compensation Insurance Fund, an insurance company. Ms. Georgen-Saad has more than 19 years of experience in strategic operational and financial management in the high-technology services, pharmaceutical research, insurance, healthcare and financial services industries.

     Louis A. Scalpati has served as our Senior Vice President, Chief Architect and Secretary since he co-founded drkoop.com in July 1997. From December 1995 until joining drkoop.com, Mr. Scalpati served as Director of the Healthcare Business Unit, Tradewave Corporation, an Internet network security company, and from July 1990 until November 1995, Mr. Scalpati served as Chief Network Architect of Physician Computer Network, Inc., a provider of practice management services.

     Neal K. Longwill has served as our Senior Vice President of Corporate Development since June 1999. From May 1998 until June 1999, Mr. Longwill served as our Senior Vice President of Sales. From May 1980 until joining drkoop.com, Mr. Longwill served in various sales and management positions with Intel Corporation.

     Ian J. Bagnall serves as our Executive Vice President and Chief Internet Strategist. From February 1999 until November 1999, Mr. Bagnall served as our Vice President of Business Development and Director of our website from April 1998 until February 1999. From October 1996 until joining drkoop.com, Mr. Bagnall served as Marketing Relations Manager for ichat, Inc. (now Acuity, Inc.), a provider of web-integrated chat browser and server products. From October 1995 to October 1996, Mr. Bagnall worked as an Internet Consultant, and from July 1994 until October 1995 Mr. Bagnall served as Business Manager for Enter Television, Inc.

     John R. Osborne serves as our Executive Vice President, Marketing and has served as Senior Vice President of New Media since June 1999. From 1997 until joining drkoop.com, Mr. Osborne was the Managing General Partner of Ronin Growth Services, a consulting firm. During 1996, Mr. Osborne was President and Chief Executive Officer of Boundless Technologies, Inc., a manufacturer of network computers, terminals and software. From 1993 to 1996, Mr. Osborne served as Vice President, Sales, Marketing and Operations of International Business Machines, Inc., an international computer system manufacturer.

Compliance With Section 16(a) Under the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership

(Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms which they file.

     Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 1999, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met, except that Mr. Helppie (a former director) filed a Form 3 late failing to report one transaction on a timely basis, and Dr. Koop, Mr. Blair (a former director), Mr. Everett, Ms. Georgen-Saad, Dr. Snyderman and Mr. Helppie (a former director) each filed a Form 4 late each failing to report one transaction on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides for the periods shown summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our four highest paid executive officers for the year ended December 31, 1999 (collectively referred to as the "named executive officers"). We were formed in 1997 and therefore did not compensate any of the named executive officers for a full fiscal year in 1997.

                           Summary Compensation Table

                                                                                          Long Term
                                                                                         Compensation
                                                       Annual Compensation ($)         ----------------
                                                -------------------------------------     Securities
                                                                     Other Annual         Underlying
Name and Principal Position               Year  Salary    Bonus   Compensation ($)(1)  Options/SAR# (2)
----------------------------------------  ----  -------  -------  -------------------  ----------------
Donald W. Hackett                         1999  244,350       --                                 4,365
  President and Chief Executive Officer   1998  146,250       --                             2,061,975

Robert C. Hackett (3)                     1999  193,940   50,000                                 4,365
  Executive Vice President, Business      1998  144,750       --                               465,000
  Development

Dennis J. Upah                            1999  132,110  182,110                               487,500
  Chief Operating Officer                 1998  N/A      N/A                                       N/A

Neal K. Longwill                          1999  120,014  134,760                                78,274
  Senior Vice President, Corporate        1998   77,833   32,500                               150,000
  Development

Louis A. Scalpati                         1999  194,492       --                                 4,365
  Senior Vice President, Chief Architect  1998  129,750       --                               367,500
  and Secretary

____________________
(1) Excludes perquisites and other personal benefits, securities or property aggregating less than $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.
(2) The securities underlying the options are shares of common stock.
(3) Mr. Robert Hackett resigned effective November 15, 1999.

Stock Option Plans

     We presently have two stock option plans pursuant to which options to purchase our common stock have been granted. Our Amended and Restated 1997 Stock Option Plan relates to the grant of options to our employees, directors and consultants. Our 1999 Equity Participation Plan is a successor equity plan to our first stock option plan and relates to the discretionary grants of incentive stock options to employees and to the grant of nonstatutory stock options, stock appreciation rights, performance awards, dividend equivalents, stock payments and deferred stock to employees and consultants, as well as grants to non-employee directors of nonstatutory stock options. We also expect to adopt an additional plan which will provide for the grant of nonstatutory stock options to employees and consultants, except that directors and officers will be ineligible to participate in the new plan. The number of options to be granted has not been determined.

     The Board has also authorized our officers to enter into bonus agreements with certain individuals who had been with us as of January 1, 1999. The options granted under the bonus agreements shall vest pursuant to a four-year schedule and shall be exercisable for three months after the optionee ceases to be a service provider, but in no event may the option be exercised after the expiration date for the option grant.

Option Grants During Year Ended December 31, 1999

     The following table sets forth specified information regarding options granted to each of the named executive officers during the year ended December 31, 1999. We have not granted any stock appreciation rights. The options were granted under our Amended and Restated 1997 Stock Option Plan, 1999 Plan and Bonus Agreements. In general, options granted under the Amended and Restated 1997 Stock Option Plan, 1999 Plan and Bonus Agreements vest over four years and expire on the tenth anniversary of the date of grant. The exercise price is equal to the fair market value of the stock on the date of grant.

     The percentage of total options granted to employees in the last fiscal year is based on an aggregate of 5,013,906 options granted in the last fiscal year to our employees and non-employee directors, and consultants, including options granted to the named executive officers. Potential realizable value amounts represent certain assumed rates of appreciation in stock price for a given exercise price only and assume the conversion or exchange of all options to purchase common stock. Actual gains, if any, on stock option exercises and holdings of the common stock are dependent on the future performance of such stock. There is not assurance that the amounts reflected will be realized. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future stock prices. Unless the market price of the applicable shares of the common stock appreciates over the option term, no value will be realized from the stock option grants made to the named executive officers.

                       Option Grants in Last Fiscal Year

                                                                                                          Potential Realizable
                                                                                                        Value At Assumed Annual
                                                                                                         Rates of Stock Price
                                                                                                        Appreciation for Option
                             Individual Grants                                                                     Term
                        -------------------------------                                               ------------------------------
                                            % of Total
                           Number of         Options
                          Securities        Granted to
                          Underlying        Employees      Exercise      Market       Expiration
Name                    Options Granted     in 1999          Price       Price           Date                5%            10%
----------------------  ---------------   --------------  -----------  ------------  --------------  ---------------  --------------
Donald W. Hackett...          4,365            0%            $0.01        $9.00          01/01/09          63,920          101,782
Robert C. Hackett(1)          4,365            0%            $0.01        $9.00          01/01/09          63,920          101,782
Dennis J. Upah......        337,500            7%             1.67         9.00          01/28/09       4,029,682        6,416,595
Dennis J. Upah......        150,000            3%             9.00         9.00          06/04/09       2,199,008        3,501,552
Neal K. Longwill....         75,000            1%             1.67         9.00          01/08/09         895,485        1,425,910
Neal K. Longwill....          3,274            0%             0.01         9.00          01/01/09          47,945           76,342
Louis A. Scalpati...          4,365            0%             0.01         9.00          01/01/09          63,920          101,782

____________________
(1) Mr. Robert Hackett resigned effective November 15, 1999.

Option Grants in 1999; Aggregate Option Exercises in 1999; 1999 Year-End Option Values


     The following table sets forth, on an aggregated basis, information regarding securities underlying unexercised options during the year ended December 31, 1999 by the named executive officers. The value of in-the-money options is based on the fair market value at close of market on December 31, 1999 of $11.88 per share and is net of the exercise price:

                 Aggregate Option Exercises and Year-End Values

                         Shares Acquired
          Name           on Exercise (#)      Value Realized ($)                    Option Values at December 31, 1999
---------------------   ----------------      ------------------  -----------------------------------------------------------------
                                                                  Number of Securities Underlying          Value of Unexercised
                                                                  Unexercised Options at Fiscal           In-The-Money Options at
                                                                          Year-End (1)(#)                   Fiscal Year-End ($)
                                                                  --------------------------------      ---------------------------
                                                                  Exercisable       Unexercisable       Exercisable   Unexercisable
                                                                  -----------       -------------       -----------   -------------
Donald W. Hackett...                 --                      --     1,127,682           1,550,846       $13,310,857     $18,219,874
Robert C. Hackett(2)           1,120,750             22,756,188            --               4,365                --          51,813
Dennis J. Upah......                  --                     --            --             487,500                --       3,879,000
Neal K. Longwill....             112,500                941,000        81,250              34,524           916,833         387,029
Louis A. Scalpati...                  --                     --     1,187,813               4,365        14,051,493          51,813

____________________
(1)  The securities underlying the options are shares of common stock.
(2)  Mr. Robert Hackett resigned effective November 15, 1999.

Employment Agreements with Named Executive Officers

     Donald W. Hackett. We are a party to an employment agreement with Mr. Hackett, dated August 1, 1997. The term of the agreement is three years, although we may, by mutual agreement with Mr. Hackett, extend the agreement for successive one-year terms. Pursuant to the agreement, we are obligated to pay Mr. Hackett an initial annual salary of $195,000. This salary automatically increases by 20% at the end of each of the first three years of the agreement. For the year ended December 31, 1999, Mr. Hackett received a salary of $244,350. In addition, Mr. Hackett receives a monthly car allowance of $700 and is eligible for annual discretionary bonuses. In the event Mr. Hackett's employment is terminated without cause or by reason of disability, he would receive a severance payment in an amount equal to his annual base salary. In the event Mr. Hackett resigns or his employment is terminated with cause, he has agreed not to compete with us for a period of 12 months following the cessation of his employment.

     Robert C. Hackett. We entered into an employment agreement with Robert C. Hackett, dated August 1, 1997. The term of the agreement was three years, subject to extension for successive one-year terms. Pursuant to the agreement, we were obligated to pay Mr. Robert Hackett an initial annual salary of $165,000. This salary automatically increased by 20% at the end of each of the first three years of the agreement. In addition, Mr. Robert Hackett received a monthly car allowance of $600 and was eligible for annual discretionary bonuses. Mr. Robert Hackett resigned effective November 15, 1999. Upon the termination of his employment, Mr. Robert Hackett's employment agreement was terminated and he did not receive a severance package.

     Dennis J. Upah. We are a party to an employment agreement with Mr. Upah, dated January 15, 1999. The term of the agreement is three years. Pursuant to the agreement, we are obligated to pay Mr. Upah an annual salary of $140,000 plus an annual bonus of at least $140,000 for the first year of the agreement and $105,000 for the second and third years. For the year ended December 31, 1999, Mr. Upah received a salary of $132,110. In addition, Mr. Upah receives a monthly car allowance of $600. Upon commencement of his employment, Mr. Upah was granted options to purchase 337,500 shares of common stock and, upon the closing of our initial public offering, received an option to purchase an additional 150,000 shares of our common stock with an exercise price equal to our initial public offering price of $9.00 per share. In the event Mr. Upah's employment is terminated without cause or by reason of disability, each of the options granted under the agreement would vest immediately, and he would receive a severance payment in an amount equal to his annual base salary and annual bonus. Mr. Upah has agreed not to compete with us for a period of 12 months following the cessation of his employment.

     Louis A. Scalpati. We are a party to an employment agreement with Louis A. Scalpati, dated August 1, 1997. The term of the agreement is three years, although we may, by mutual agreement with Mr. Scalpati, extend the agreement for successive one-year terms. Pursuant to the agreement, we are obligated to pay Mr. Scalpati an initial annual salary of $145,000. This salary automatically increases by 20% at the end of each of the first three years of the agreement. For the year ended December 31, 1999, Mr. Scalpati received a salary of $194,492. In addition, Mr. Scalpati receives a monthly car allowance of $600 and is eligible for annual discretionary bonuses. In the event Mr. Scalpati's employment is terminated without cause or by reason of disability, he would receive a severance payment in an amount equal to his annual base salary. In the event Mr. Scalpati resigns or his employment is terminated with cause, he has agreed not to compete with us for a period of 12 months following the cessation of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1999, the Compensation Committee consisted of Dr. Snyderman and Messrs. Ballowe and Everett, none of whom is (1) a present or former officer or employee of drkoop.com, or (2) engaged in any transactions described under the heading "Certain Transactions," except that we are a party to a name and likeness agreement with Dr. Snyderman as described in that section.

DIRECTOR COMPENSATION

     Each member of our Board of Directors who is not a full-time employee, other than Dr. C. Everett Koop and Mr. John Zaccaro, is paid $1,500 for attendance at each board meeting and $750 for attendance at each meeting of a committee of the Board of Directors, and all directors are reimbursed for reasonable out-of-pocket expenses arising from their attendance at any meetings. The 1999 Plan provides for the grant of options to non-employee directors:

      . upon being elected to the Board of Directors, each non-employee director is granted an option to purchase 37,500 shares of our common stock; and

      .  after each annual meeting, each non-employee director, other than Dr.
         C. Everett Koop and John Zaccaro so long as they receive compensation under their respective consulting agreements, is granted an option to purchase 12,500 shares of our common stock, provided that no such subsequent annual grant will be made if the director was initially appointed within 90 days of the annual meeting.

     All options granted to non-employee directors vest in three equal annual installments and have a per share exercise price equal to the fair market value of a share of our common stock on the date of the grant.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

Security Ownership

     The information in the following table sets forth the ownership of our common stock, as of March 31, 2000, by (i) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock;
(ii) each named executive officer (as listed in the summary compensation table);
(iii) each of our directors; and (iv) all of our directors and executive officers, as a group. As of March 31, 2000, we had 31,182,744 shares of common stock outstanding.

                                                                                    Shares
              5% Stockholders, Directors,                                         Acquirable
             Named Executive Officers, and                       Shares            Within 60            Shares Beneficially Owned
                                                                                                   --------------------------------
      Directors and Executive Officers as a Group                Owned               Days               Number            Percent
--------------------------------------------------------    --------------    -----------------    ---------------    -------------

C. Everett Koop, M.D. (2)                                        1,830,067               704293          2,534,360          7%

John F. Zaccaro (3)                                                619,067              939,893          1,558,960          4%

Donald W. Hackett (4)                                            5,415,225            1,644,631          7,059,856          19%

Jeffrey C. Ballowe (5)                                              11,805               51,158             62,963           *

Mardian J. Blair (6)                                             3,023,269               51,852          3,075,121          8%

  Adventist Health System Sunbelt Healthcare Corporation         3,023,269                               3,023,269          8%
  111 North Orlando Avenue
  Winter Park, Florida  32789

G. Carl Everett, Jr. (7)                                             9,720               42,132             50,231           *

Richard D. Helppie (8)                                           4,553,555                8,201          4,561,756          12%

  Superior Consultant Holdings Corporation                       4,475,430                               4,475,430          12%
  4000 Town Center, Suite 1100
  Southfield, Michigan  48075

Nancy L. Snyderman (9)                                                                  118,591            118,591           *

Louis A. Scalpati (10)                                             375,000            1,189,268          1,564,268           4%

Neal K. Longwill (11)                                              486,223               13,590            499,813           1%

Ian J. Bagnall (12)                                                 45,229               26,873             72,102           *

Susan M. Georgen-Saad (13)                                          31,987              148,141            180,128           *

Dennis J. Upah (14)                                                 33,792              112,500            146,292           *

John R. Osborne (15)                                                 3,028                                   3,028           *

All directors and executive officers as a group                                                         21,489,091          58%
(14 persons)

________________
*     Represents less than 1% of the issued and outstanding shares.
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of March 31, 2000, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is our address at 7000 N. Mopac, Suite 400, Austin, Texas 78731.
(2) Includes 704,293 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(3) Includes 939,893 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000. The business address of Mr. Zaccaro is 24050 Madison Street, Torrance, California 90505.
(4) Includes 1,644,631 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(5) Includes 51,158 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(6) Consists of 3,023,269 shares of common stock held by Adventist Health Systems Sunbelt Healthcare Corporation and 51,852 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000. Mr. Blair, a former director of drkoop.com, is also formerly the president of Adventist and disclaims beneficial ownership of the shares held by Adventist. Mr. Blair's business address is the same as that of Adventist.
(7) Includes 42,132 shares of common stock assumable upon the exercise of options exercisable within 60 days of March 31, 2000.

(8) Consists of 4,475,430 shares of common stock held by Superior Consultant Holdings Corporation and 8,201 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000. Mr. Helppie, a former director of drkoop.com, is the Chairman of the Board and Chief Executive Officer of Superior and disclaims beneficial ownership of the shares held by Superior. Mr. Helppie's business address is the same as that of Superior.
(9) Includes 118,591 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(10) Includes 1,189,268 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(11) Includes 13,590 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(12) Includes 26,873 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(13) Includes 148,141 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.
(14) Includes 146,292 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Series C Financing

     On January 29, 1999, we received $3.5 million in cash and acquired 10% of the outstanding stock of HealthMagic, Inc., a subsidiary of Adventist Health System Sunbelt Healthcare Corporation, in exchange for 2,615,677 shares of our Series C convertible preferred stock, which was converted into an equivalent number of shares of common stock upon the closing of our initial public offering. The parties also entered into related agreements which provide for registration rights and specified transfer restrictions.

HealthMagic Transaction

     On January 29, 1999, we established a technology relationship with HealthMagic, a supplier of applications to Internet companies, whereby we contributed to them our PMR product and received from them a license to use a broad range of Internet technologies, including a web-enabled personal medical record, personalization tools, and security and authentication features. In April 2000, we terminated our technology relationship with HealthMagic. No cash payment was made and no drkoop.com equity securities were issued in connection with the termination of the relationship. Also in connection with the termination of the Health Magic relationship, Mardian Blair resigned from the Company's board of directors and Dr. C. Everett Koop resigned from the board of HealthMagic, Inc.

     In addition, on January 29, 1999 we entered into a content subscription and software licensing agreement with Adventist for $500,000. The license fee was fully paid at the execution of the license, and no future payments by Adventist are required. Under the agreement, Adventist has the right, over a period of three years, to enroll affiliates in our Community Partner Program. Each Community Partner Program affiliate agreement has a term of one year.

Other Financing Agreement with Adventist

     On March 3, 1999 we entered into a loan agreement with Adventist. Pursuant to this agreement, Adventist was irrevocably obligated to loan to us the aggregate principal amount of up to $2.0 million at an interest rate of 7% per annum. As of March 31, 1999, we had borrowed the full $2.0 million under this agreement. Upon the closing of our initial public offering, the principal amount borrowed under this agreement and all accrued interest converted into common stock at a per share price of $7.43.

     Loan to Ms. Georgen-Saad

     On March 31, 2000, we loaned $95,440 to Ms. Georgen-Saad. The loan is to be repaid on or prior to May 1, 2000 with interest at the applicable federal rate. Ms. Georgen-Saad repaid the loan in full on April 28, 2000.

Transactions Involving Donald W. Hackett

     From July 1997 through March 1998, Donald W. Hackett loaned the company an aggregate of $216,043. On March 16, 1998, we issued 1,800,360 shares of common stock to Mr. Hackett in exchange for cancellation of this indebtedness. The conversion price was established by the board of directors based on their assessment of the fair market value of the common stock on the date of conversion.

     On April 3, 2000, we entered into a loan agreement with Mr. Hackett, our Chief Executive Officer and President, pursuant to which we loaned Mr. Hackett $966,000 under a secured promissory note. The note, bore no interest and was due on April 10, 2000. Mr. Hackett repaid the loan in full on April 10, 2000. Mr. Hackett is obligated to reimburse us for $600,000 in connection with the settlement of a third party litigation in February 2000 based on a cost splitting arrangement between us and him.

Agreements with Dr. C. Everett Koop

     We are party to an amended and restated name and likeness agreement and a consulting agreement with Dr. Koop. For the year ended December 31, 1999 we accrued royalty fees of $41,000 and paid him director's fees of $150,000. Additionally, during such period we reimbursed him for his travel and other expenses incurred on company business in the amount of $11,870. Please see "Agreements with Directors-Agreements with Dr. C. Everett Koop."

Consulting Agreement with Mr. Zaccaro

     We are party to a consulting agreement with Mr. Zaccaro pursuant to which we paid him $138,750 for the year ended December 31, 1999. Please see "Agreements with Directors Other Consulting Agreements with Directors."

Name and Likeness Agreement with Dr. Snyderman

     We are party to a name and likeness agreement with Dr. Snyderman. For the year ended December 31, 1999, she received no cash compensation. All of these options vested immediately on the date of grant. Please see "Agreements with Directors Other Consulting Agreements with Directors."

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       drkoop.com, Inc.
                                       (Registrant)

                                       By:  /s/ DONALD HACKETT
                                          -------------------------------------
                                          Donald Hackett
                                          President and Chief Executive Officer

Date:  April 28, 2000