Form 10-Q
period 2000-03-31
DRKOOP COM INC
filed 2000-05-15
CIK 1073794

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

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

     (1)  Yes    X                            No
              --------                           --------
     (2)  Yes    X                            No
              --------                           --------

     As of April 30, 2000 there were 34,724,249 shares of the Registrant's common stock outstanding.

================================================================================
                                drkoop.com, Inc.
                                   FORM 10-Q
                      For the Quarter Ended March 31, 2000
                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                 PAGE
Item 1.  Financial Statements

Condensed Balance Sheets at March 31,2000 (Unaudited) and December 31,1999...................     3

Condensed Statements of Operations for the three-month periods ended
     March 31, 2000 and 1999 (Unaudited).....................................................     4

Condensed Statements of Cash Flows for the three-months ended
     March 31, 2000 and 1999 (Unaudited).....................................................     5

Notes to Condensed Financial Statements (Unaudited)..........................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........................    26

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................    26
Item 2.  Changes in Securities and Use of Proceeds...........................................    26
Item 3.  Defaults Upon Senior Securities.....................................................    26
Item 4.  Submission of Matters to a Vote of Security Holders.................................    26
Item 5.  Other Information...................................................................    26
Item 6.  Exhibits and Reports on Form 8-K....................................................    27
SIGNATURES...................................................................................    28

Item 1: Financial Information

                            drkoop.com, Inc.                            05/02/00
                             Balance Sheets                              9:00 am
                      (in thousands, except share amounts)

                                                                                        March 31,     December 31,
                                                                                          2000            1999
                                                                                      ------------    ------------
                     Assets                                                            (unaudited)
Current assets
      Cash and cash equivalents                                                       $     23,860    $     35,706
      Trade accounts receivable, net                                                         4,723           6,532
      Other receivable                                                                          --           4,000
      Prepaids and other                                                                    18,735          22,862
                                                                                      ------------    ------------
                      Total current assets                                                  47,318          69,100
                                                                                      ------------    ------------

Property and equipment, net                                                                 12,181          10,435
Investment in HealthMagic                                                                    5,000           5,000
Intangible assets, net                                                                       2,444           2,778
Other assets                                                                                11,262          12,407

                                                                                      ------------    ------------
                      Total assets                                                    $     78,205    $     99,720
                                                                                      ============    ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Trade accounts payable                                                          $     10,148    $      8,197
      Accrued liabilities                                                                    7,072           8,711
      Leases payable                                                                         1,263             473
      Related party payables                                                                    10               2
      Deferred credit                                                                        2,000           2,000
      Deferred revenue                                                                       3,833           3,415

                                                                                      ------------    ------------
                      Total current liabilities                                             24,326          22,798
                                                                                      ------------    ------------


Leases payable, less current portion                                                         1,438             605
Deferred credit                                                                              4,500           5,000
                                                                                      ------------    ------------
                      Total liabilities                                                     30,264          28,403
                                                                                      ------------    ------------

Stockholders' equity:
      Common stock, par value $.001; 75,000,000 shares authorized; 31,182,744 and 30,508,324 shares issued and outstanding at March 31, 2000
              and December 31, 1999                                                             31              30

Additional paid-in capital                                                                 151,000         149,447
Deferred stock compensation                                                                 (2,620)         (2,447)
Accumulated deficit                                                                       (100,470)        (75,713)
                                                                                      ------------    ------------
                      Total stockholders' equity                                            47,941          71,317
                                                                                      ------------    ------------

                      Total liabilities and stockholders' equity                      $     78,205    $     99,720
                                                                                      ============    ============

   The accompanying notes are an integral part of the financial statements.

                                                                        04/20/00
                                                                          7:22pm
                                drkoop.com, Inc.
                            Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                            2000         1999
                                                          --------     --------
Revenue:
      Content subscription and software license           $    829     $    216
      Advertising and sponsorship                            3,909          188
      E-commerce and other                                       5           --

                                                          --------     --------
                                                             4,743          404
                                                          --------     --------

Operating expenses:
      Production, content and product development            5,786        1,035
      Sales and marketing                                   19,365        2,048
      General and administrative                             4,002        1,104
      Amortization of deferred stock compensation              652          481
                                                          --------     --------
            Total operating expenses                        29,805        4,668
                                                          --------     --------

Loss from operations                                       (25,062)      (4,264)

Interest income (expense)                                      305          (31)
                                                          --------     --------

      Net loss                                             (24,757)      (4,295)

Accretion of redeemable securities to fair value                --      (10,936)

Dividend to preferred stockholders                              --       (9,147)
                                                          --------     --------

Loss attributable to common stockholders                  $(24,757)    $(24,378)
                                                          ========     ========

Basic net loss per share attributable
      common stockholders                                 $  (0.80)    $  (2.84)
                                                          ========     ========

Weighted average shares used in computing basic
      net loss per share attributable to common
      stockholders                                          30,799        8,569
                                                          ========     ========


   The accompanying notes are an integral part of the financial statements.

                                                                        04/20/00
                                                                          6:59pm
                                drkoop.com, Inc.
                            Statements of Cash Flows
                                 (in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          ---------------------
     Operating Activities:                                                   2000       1999
                                                                          ---------   ---------
                                                                                (unaudited)
            Net loss                                                      $(24,757)   $ (4,295)
            Adjustments to reconcile net loss to net cash used in
              operating activities:
                        Depreciation and amortization                        3,767         259
                        Amortization of deferred stock compensation            652         481
                        Provision for doubtful accounts                        125          --
                        Interest accretion on convertible notes payable         --          20
                        Stock issued for services                              346

            Changes in assets and liabilities:
                 Accounts receivable                                         1,684        (365)
                 Other receivable                                            4,000           1
                 Prepaids and other assets                                   2,847         (91)
                 Accounts payable                                            1,950          56
                 Accrued liabilities                                        (1,639)        807
                 Related party payables                                          8      (1,089)
                 Deferred revenue                                              418         544
                 Deferred credit                                              (500)         --
                                                                          --------    --------
                         Cash used in operating activities                 (11,099)     (3,672)
                                                                          --------    --------

Investing Activities:
            Purchase of furniture, fixtures and equipment                   (1,337)       (120)

                                                                          --------    --------
                         Cash used in investing activities                  (1,337)       (120)
                                                                          --------    --------

Financing Activities:
            Proceeds from issuance of preferred stock, net                      --       3,500
            Proceeds from issuance of convertible notes payable                 --       2,300
            Proceeds from exercise of stock options                            185          --
            Proceeds from issuance of common stock, net                        405          13
                                                                          --------    --------
                         Cash provided by financing activities                 590       5,813
                                                                          --------    --------

            Increase / (decrease) in cash and cash equivalents             (11,846)      2,021

            Cash and cash equivalents at beginning of period                35,706          --

                                                                          --------    --------
            Cash and cash equivalents at end of period                    $ 23,860    $  2,021
                                                                          ========    ========

   The accompanying notes are an integral part of the financial statements.

                                drkoop.com, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE 1 - ORGANIZATION

drkoop.com, Inc. (the "Company"), a Delaware corporation, operates an Internet-based consumer healthcare network, consisting of an interactive Web site providing consumers with healthcare information and services, as well as affiliate relationships with portals, other Web sites, local healthcare organizations and traditional media outlets.

Effective June 11, 1999 the Company completed an initial public offering of 10,781,250 shares, including the underwriter's over allotment, at $9 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount) totaled approximately $88.5 million. Upon closing of the initial public offering, each outstanding share of the Company's convertible Series A and C preferred stock and mandatorily redeemable convertible (Series B) preferred stock were automatically converted into shares of common stock. The conversion resulted in the issuance of 8,594,835 shares of common stock, including the issuance of 1,345,185 shares of common stock to satisfy in full a purchase option and related anti-dilution adjustment rights. An additional 916,908 shares of common stock were issued upon conversion of certain convertible notes payable.

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission (File No. 333-73459). The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 3 - NET LOSS PER SHARE

Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options and warrants for common stock shares is antidilutive due to the Company's net loss.

The following pro forma calculation of net loss per share for the three months ended March 31, 1999, assumes the conversion of all outstanding convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance. This presentation is deemed necessary as the Company's historical capital structure is not indicative of the current capital structure due to the automatic conversion of all shares of convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock concurrent with the closing of the Company's initial public offering.

                                                                    Three months ended March 31,
                                                            --------------------------------------------
        (in thousands, except per share data)                         2000                   1999
                                                                    -------                -------

Net Loss                                                     $           (24,757)     $          (4,295)
                                                               =================      =================

Basic and diluted:
  Shares used in computing basic and diluted net loss                     30,799                  8,569
                                                               =================      =================


  Basic and diluted net loss per share                       $             (0.80)     $           (0.50)
                                                               =================      =================

Pro forma:
  Shares used above                                                       30,799                  8,569

Pro forma adjustment to reflect weighted  effect of
 assumed conversion of convertible  notes payable and
 preferred stock                                                               -                  7,778
                                                               -----------------      -----------------

Shares used in computing pro forma basic and diluted  net
 loss per share                                                           30,799                 16,347
                                                               =================      =================

Pro forma basic and diluted net loss per share               $             (0.80)   $             (0.26)
                                                               =================      =================



NOTE 4 -  COMMITMENTS & CONTINGENCIES

Portal Agreements

GO.com  (Infoseek and Buena Vista Internet Group)

On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group (collectively, "GO.com" or the "GO network"), a unit of The Walt Disney Company, under which the Company became the exclusive provider of health and related content on three Web sites of the Go Network:
GO.com Health Center, ESPN.com Training Room and the Family.com Health Channel. Under the GO.com agreement, the Company also became the premier health content provider for ABCnews.com. Under these agreements, users on the Go Network were to be able to access various health information, services, interactive tools and commerce opportunities through a co-branded Web site served by the Company.

The term of both agreements was originally three years with the ability to terminate the relationship after two years. The Company was scheduled to pay Infoseek and the Buena Vista Internet Group $57,900,000 in total consideration consisting of cash and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three year term.

The Company recognized total expense of $7,200,000 for the year ended December 31, 1999 and $2,700,000 for the quarter ended March 31, 2000.

See Footnote 6  Subsequent Events for additional information.

America Online

Effective July 1, 1999, the Company and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement ("ISA") pursuant to which the Company was designated as AOL's premier provider of healthcare content. The ISA obligated the Company to make carriage payments aggregating $89,000,000 in cash over a four-year period. Concurrently, the Company and AOL entered into a four-year Development and Services Agreement ("DSA") pursuant to which the Company is to provide specified software development services to AOL for the term of the agreement and AOL is to pay the Company $8.0 million. In addition, the Company provided AOL 1,570,932 immediately vested warrants (the "time warrants") to purchase drkoop.com, Inc. common stock at an exercise price of $15.94 per share and the right to earn up to an additional 4,320,063 warrants based on performance (the "performance warrants"). As of March 31, 2000, the Company had made an initial cash payment of $24,250,000 with a remaining cash payment obligation under the ISA totaling $65,000,000 and the Company had received payment in full for the $8.0 million under DSA.

The immediately vested time warranted allowed AOL to purchase 1,570,932 shares of the Company's common stock. The immediately vested warrants were exerciseable at any time on or after June 30, 2000 and on or prior to June 30, 2008, subject to limited exceptions relating to a change in control of drkoop.com or the early termination of the ISA between AOL and drkoop.com.

The Company recognized total carriage and warrant expense, net of fees earned under the DSA, of $12,125,000 for the year ended December 31, 1999 and $6,062,500 during the quarter ended March 31, 2000.

See Footnote 6  Subsequent Events for additional information.

Legal Matters

On April 12, 1999, a civil complaint was filed against the Company in the District Court of Travis County, Texas, 126 Judicial District, Case No. 99-04294. In the lawsuit, plaintiff attempted to allege causes of action including fraud, promissory estoppel, negligence, misrepresentation, breach of contract, conversion, stock fraud, defamation and misrepresentation. The suit was settled in February 2000.

The Company is also involved in other claims and disputes that are incidental to the regular conduct of our business and are not presently believed to be material.

NOTE 5  - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                      Three Months Ended
                                                                                           March 31,
-----------------------------------------------------------------------------------------------------------------
                                                                                        2000                1999
-----------------------------------------------------------------------------------------------------------------
                                                                                        (in thousands)
-----------------------------------------------------------------------------------------------------------------
 Supplemental Disclosure of Cash and Noncash Investing and Financing
 Activities:
-----------------------------------------------------------------------------------------------------------------
 Cash paid for interest                                                     $              58   $               -
-----------------------------------------------------------------------------------------------------------------
 Deferred stock compensation related to options granted                     $             826   $           1,854
-----------------------------------------------------------------------------------------------------------------
 Accretion of redeemable securities to fair value                           $               -   $          10,936
-----------------------------------------------------------------------------------------------------------------
 Issuance of preferred stock for investment in affiliate                    $               -   $           5,000
-----------------------------------------------------------------------------------------------------------------
 Issuance of preferred stock for intangible asset                           $               -   $           4,000
-----------------------------------------------------------------------------------------------------------------
 Obligation to issue common stock pursuant to option
 cancellation agreement                                                     $               -   $           9,147
-----------------------------------------------------------------------------------------------------------------
 Acquisition of assets under capital lease                                  $           1,899   $               -
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

NOTE 6  - SUBSEQUENT EVENTS

Portal Agreements

Go.com Network (Infoseek and Buena Vista Internet Group)

Effective April 15, 2000 Infoseek Corporation, the Buena Vista Internet Group and the Company entered into an amendment to the original agreements. In exchange for additional cash payments of $5.3 million, an additional 820,000 warrants to purchase common stock at an exercise price of $1.25, and acceleration of the vesting of the initial warrants, the original agreements will terminate effective July 15, 2000 without further obligation for either party. The warrants are to be exercisable on or after July 15, 2000 and will be recorded at a fair value of $1.91 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 1.0 volatility; risk-free interest rate of 5.0% and a legal life of 3 years.

America Online

Effective April 12, 2000 the Company and AOL entered into a First Amendment to Interactive Services Agreement ("First Amendment"). In exchange for 3.5 million shares of drkoop.com, Inc. common stock, the Company was relieved of any further cash payments to AOL under the ISA; all existing warrant agreements, vested and unvested, were canceled; and the Company will receive reduced carriage for a twelve-month period.

Legal Matters

HealthMagic, Inc.

Effective April 18, 2000 the Company and HealthMagic, Inc. ("HMI") entered into a Settlement Agreement and Mutual General Releases ("Settlement"). Under the terms of the Settlement Agreement the business relationship between the Company and HMI is terminated; HMI will transfer back to the Company the previously acquired intellectual property; the Company will rescind and return its 10% ownership of HMI; and the Company agreed that it will not launch a Personal Medical Record (as defined in its agreements with HMI) for a period of nine months after the date of the Settlement subject to change in control exception. No cash payment was made and no drkoop.com, Inc. equity securities were issued in connection with the termination of the relationship. Our investment in HMI of $5 million will be written off in the second quarter 2000. Also in connection with the termination of the Health Magic relationship, Mardian Blair resigned from the Company's board of directors and Dr. C. Everett Koop resigned from the board of HMI.

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

Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Form 10-K, filed March 30, 2000.

Overview

Our company operates drkoop.com, an Internet-based consumer healthcare network. Our network consists of a consumer-focused interactive Web site that provides users with comprehensive healthcare information and services, as well as affiliate relationships with portals, other Web sites, healthcare organizations and traditional media outlets. Our Web site, www.drkoop.com, is a healthcare portal which integrates dynamic healthcare content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase healthcare related products and services on-line.

Revenues

We derive our revenues primarily from advertising and sponsorship arrangements and content subscription and software licensing fees. To a lesser extent, we generate lesser revenues from electronic commerce through alliances with certain retailers of pharmaceuticals and related products and through providing insurance companies users with the opportunity to sell products and services to our users.

Advertising revenues are derived primarily from short-term advertising contracts in which we typically guarantee a minimum number of user "impressions" to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on our Web site view an advertisement. We recognize advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. We have utilized a combination of third-party firms and in-house staff for the sales and insertion of advertisements on the drkoop.com Web site. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout the drkoop.com Web site or for target audiences and properties within specific areas of the Web site. In addition, some of our advertising is performance-based whereby payment is based on "click-throughs" to the customer's Web site.

Sponsorship revenues are derived from long-term contracts, generally ranging from twelve to fifty months, in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on the Web site that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Additionally, dependent upon the complexity of an advertising or sponsorship revenue arrangement, we may provide initial site design consulting and engineering services that require the development and implementation of specific Web site enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

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

Contract research organizations offer comprehensive clinical trial services which are the basis for obtaining regulatory approval for drugs and medical devices. The identification and enrollment of qualified individuals into these studies is usually a time consuming and expensive process. We created a Clinical Research Center, a portion of our website designed to educate consumers about clinical trials, including how to find and enroll in an appropriate trial if the individual and their physician believe that it is a viable therapy option. We expect to receive transaction fee revenues for assisting contract research organizations in the identification and enrollment of qualified individuals into studies. Revenues to date have been nominal.

We have begun to generate electronic commerce revenues through alliances with certain retailers of pharmaceuticals and related products and to provide insurance companies with the opportunity to sell products and services to our audience. We do not provide any of the goods or services offered. We receive compensation in the form of transaction fees or anchor tenant rental fees from third parties who have entered into preferred provider arrangements with us. Revenues from our share of the proceeds from the commerce partner's transactions are recognized by us upon notification from the commerce partner of sales attributable to users from the drkoop.com website. E-commerce revenues were nominal for the three months ended March 31, 2000 and 1999.

From time to time, and dependent upon the complexity of an advertising or sponsorship revenue arrangement, we provide initial site design consulting and engineering services which require the development and implementation of specific Web site enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

As our market develops, seasonal and cyclical patterns may emerge. These patterns may affect our revenues. We cannot yet predict to what extent our operations will prove to be seasonal.

Portal Agreements

After the end of the quarter we made material changes to our relationships with GO.com and AOL. Please see footnote 6 to the Condensed Financial Statements.

Results of Operations

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

Revenues. Revenues increased to $4.7 million for the three months ended March 31, 2000, as compared to $404,000 for the comparable period of 1999. Revenue from content subscription and software licenses for the quarter ended March 31, 2000 totaled $829,000 or 18% of total revenues, as compared to $216,000, or 53% of total revenues for the quarter ended March 31, 1999. All content subscription and software license revenue is considered recurring revenue. The increase in content subscription and software license revenue is attributable to the growth of the Community Partner Program during 1999 and into 2000, resulting in a total of 32 partners at the end of March 2000, as compared to three partners at the end of March 1999. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $282,000, or 6% of total revenue for the quarter ended March 31, 2000.

Advertising and sponsorship revenues totaled $3.9 million, or 82% of total revenues for the quarter ended March 31, 2000 as compared to $188,000, or 47% of total revenues, for the same period in 1999. Included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $2.9 million, or 61% of total revenues, for the quarter ended March 31, 2000, as compared to $58,000, or 14% of total revenues for the same period during 1999. The remaining advertising revenues of $946,000, or 20% of total revenues for the quarter ended March 31, 2000 and $130,000, or 32% of total revenues for the quarter ended March 1999, were derived from non-recurring short-term advertising and sponsorship arrangements. The increase in advertising and sponsorship revenues was primarily due to an increase in the number of advertising arrangements combined with an increase in traffic to our Web site resulting in a higher number of impressions delivered.

Other revenues totaled $5,000 and $500, for the quarters ended March 31, 2000 and 1999, respectively. Other revenues consist primarily of fees from e-commerce transactions.

Included in content subscription and software licensing revenues are barter transactions that accounted for $30,000 and $32,000 for the three months ended March 31, 2000 and 1999, respectively. Barter revenues accounted for $97,000 and $20,000 of the advertising and sponsorship revenues for the three months ended March 31, 2000 and 1999, respectively. In total, barter revenues represented $127,000, or 3%, and $52,000, or 13%, of total revenues for the quarters ended March 31, 2000 and 1999, respectively.

Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to technology development and other costs related to content acquisition and licensing, software development, application development and Web site operations expense. Production, content and product development expense increased by $4.8 million, or 459%, from $1.0 million for the quarter ended March 31, 1999 to $5.8 million for the quarter ended March 31, 2000. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with an increase in content licensing required as our Web site has continued to develop and expand. We believe that in order to remain competitive, significant investments in content development and operating infrastructure will be required; therefore, we expect that production, content and product development expenses will continue to increase in absolute dollars for the foreseeable future.

Sales and marketing expenses. Sales and marketing expenses consist primarily of portal fees, web-based advertising, salaries and related costs, commissions, general advertising and other related expenses. Sales and marketing expense increased by $17.3 million, from $2.1 million to $19.4 million for the quarters ended March 31, 1999 and 2000, respectively. The primary reasons for the increases were costs associated with the distribution agreements with major portals totaling $9.0 million for the three months ended March 31 2000, as
compared to $67,000 for the same period in 1999.   Advertising and promotion
expenses for the drkoop.com Web site totaled $6.2 million for the three months ended March 31, 2000, as compared to $999,000 for the three months ended March 31, 1999. Additionally, we experienced significant growth in the number of sales and marketing personnel, resulting in salary and related expenses of approximately $1.8 million for the three months ended March 31, 2000, as compared to $553,000 the three months ended March 31, 1999. We anticipate that sales and marketing expenses will decrease significantly, as our portal agreements have been amended during April 2000, resulting in total future cash outlays of $5.3 million and issuance of 3.5 million shares of our common stock and warrants to acquire 820,000 shares of common stock.

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $2.9 million, or 264%, from $1.1 million to $4.0 million for the quarters ended March 31, 1999 and 2000, respectively. The primary reasons for the increases were, increased professional fees, increased salaries and related expenses and the amortization of the intangible assets. We anticipate that general and administrative expenses will remain constant or decrease as the operating infrastructure is currently in place.

Deferred stock compensation expense. We have recorded non-cash deferred stock compensation of $826,000 and $3.1 million during the periods ended March 31, 2000 and 1999, respectively, for the difference between the exercise price and the fair market value of certain stock options granted by us to our employees. The deferred stock compensation is being amortized over the four-year vesting period of such options. Of the total deferred stock compensation, $652,000 and $481,000 were amortized in the three months ended March 31, 2000 and 1999, respectively.

Net interest income.   Net interest income includes interest income from our
cash balances and interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $305,000 for the three months ended March 31, 2000 as compared to net interest expense of $31,000 for the three months ended March 31, 1999. The increase was due to higher average net cash and cash equivalents balances resulting from the investment of the proceeds from our IPO completed in June 1999.

Income tax. We have incurred net losses to date. As of March 31, 2000, we had net operating loss carryforwards of $87.1 million for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources

Until our initial public offering in June 1999, which raised net proceeds of $88.5 million, we financed our operations primarily through equity sales and convertible notes payable debt financing. At March 31, 2000 we had $23.9 million in cash and cash equivalents and working capital of $23.0 million. We require additional financing to fund operations.

Cash used in operating activities for the three months ended March 31, 2000 was $11.1 million. The cash used in operating activities was attributable to funding net operating losses offset by non-cash charges for amortization of deferred stock compensation, depreciation and amortization. These amounts were further offset by decreases in accounts receivable, other receivable, prepaids and other assets and increases in accounts payable. Cash used in operating activities for the three months ended March 31, 1999 was $3.7 million. The cash used in operating activities was attributable to funding net operating losses and, also reflected increases in accounts receivable, accrued expenses and deferred revenue, offset by decreases in related party payables. Based on our well-publicized need for additional capital, we have experienced extended sales and receivable cycles, and reduced trade credit availability.

Cash used in investing activities was $1.3 million and $120,000 for the quarters ended March 31, 2000 and 1999, respectively. Net cash used for investing activities for these periods consisted primarily of capital expenditures for computer equipment, software and furniture and fixtures.

Cash provided by financing activities was $591,000 and $5.8 million for the
quarters ended March 31, 2000 and 1999, respectively.   Net cash provided by
financing activities resulted primarily from proceeds from the issuance of stock under our employee stock purchase plan and the exercise of stock options. The $5.8 million in proceeds received during the first three months of 1999 was from the issuance of preferred stock and convertible notes payable.

As of March 31, 2000, our primary source of liquidity was the $23.9 million of cash and cash equivalents on hand. As of March 31, 2000 we had no bank credit facilities.

We expect a significant use of cash during the Year 2000 as we continue the procurement of content and continuation of marketing efforts for the drkoop.com Web site. We are actively pursuing other sources of new cash financing. Additionally, we have retained the investment-banking firm of Bear, Stearns & Co., Inc. to explore available strategic alternatives which may include a business combimation. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures, or meet operating obligations, any of which could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors That May Affect Future Results and Safe Harbor Statement" below.

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

In preparation for the year 2000, we conducted a comprehensive review of both information technology and non-information systems to ensure that they were Year 2000 compliant. Significant information technology systems include its production system, composed of the servers, networks and software that comprise the underlying technical infrastructure that runs our business, and various internal office systems. Significant non-information technology systems include the telephone systems. Because we are a relatively new business, the majority of our own hardware and software has been acquired or developed within the last two years, during which time there was a high awareness of Year 2000 issues.

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

However, it is our opinion that it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly with respect to third parties. We are continuing to monitor our operations, our significant vendors and other third parties for Year 2000 problems. We do not believe at this time that potential Year 2000 issues will materially affect the our business, although no assurance can be given that this will be the case.

Risk Factors That May Affect Future Results and Safe Harbor Statement

Investors are cautioned that this Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and working capital and its ability to finance future operations; (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations; and (iv) the risk factors identified below are not represented to be a comprehensive list. In addition, the Company identifies the risk factors discussed below which may affect the Company's actual results and may cause actual results to differ materially from those contained in forward looking statements.

  Risks Related to Our Business

Limited Operating History and Lack of Profitability

Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2000 we had an accumulated deficit of $100 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. Our business model also assumes that those users will access important healthcare needs through electronic commerce and that local healthcare participants will affiliate with us. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future. We also cannot assure you that we can obtain the financing necessary to execute on this plan. See "Quantitative and Qualitative Disclosure About Market Risk" elsewhere in this Report on Form 10-Q and in our Form 10-K for the year ended December 31, 1999.

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

Our ability to raise further financing is uncertain.

We need to raise additional funds to finance continued business operations including to:

        . fund operations, including marketing expenditures;

        . develop new or enhance existing editorial content, features or services;

        . enhance our operating infrastructure;

        . respond to competitive pressures; or

        . acquire complementary businesses or necessary technologies.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. The market for securities of consumer-oriented Internet companies is presently very depressed. Thus, we cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance editorial content, features or services, or otherwise respond to competitive pressures would be significantly limited. See above for "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

Many of the expenses associated with these activities--for example, personnel costs, portal fees, and technology and infrastructure costs--are relatively fixed in the short-term. We may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall, in which case our results of operations would suffer. We experienced such an unexpected shortfall in the first quarter.

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

In addition, a key element of our strategy to establish, maintain and strengthen our brand is to encourage consumers to associate us with Dr. C. Everett Koop.
We believe that consumers consider Dr. C. Everett Koop to be a trustworthy and credible leader in the healthcare field. We cannot assure you, however, that Dr. C. Everett Koop will maintain this reputation, any damage to which could materially adversely impact our business. In addition, if our relationship with Dr. C. Everett Koop terminates for any reason, we would need to change the name of our website and devote substantial resources towards building anew marketing and brand strategy.

Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

A key element of our strategy is to associate our company with former U.S. Surgeon General C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the healthcare field. We are a party to an amended and restated agreement, dated August 30, 1999, with Dr. C. Everett Koop which permits us to use his image, name and likeness in connection with health-related services and products. Under this agreement, our use of Dr. C. Everett Koop's name, image or likeness is subject to his prior written approval of the resulting products, which may not be unreasonably withheld. As consideration for the amendment and extension of the Koop agreement, we granted Dr. C. Everett Koop options to purchase 214,400 shares of common stock for an exercise price of $17.88 per share. The Koop agreement is exclusive and for a term of five years, subject to automatic renewal for additional five-year terms unless it is terminated by either party within 120 days of the end of each term. If the Koop Agreement is terminated other than due to a breach or default by us, we will have the right on a non- exclusive basis for three years following the end of the term to rebrand and sell approved products bearing the name, image or likeness of Dr. C. Everett Koop. If we default in our obligations and do not promptly cure the default, Dr. C. Everett Koop may terminate the Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. C. Everett Koop's name and likeness on the 90th day after such termination. Dr. C. Everett Koop may also terminate the Koop agreement upon a change in control of our company. Thus, he will have significant influence over any such transaction.

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

Our future is highly dependent on increased use of the Internet as an advertising medium. We expect to derive a substantial portion of our revenues from advertising and sponsorships. To date, this revenue has not been adequate to fund our operations. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenues would be materially adversely affected. The longer it takes for this market to develop, the more financing we will require.

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

Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, we depend on the continued services of key board members, our senior management and other personnel, particularly Donald W. Hackett, President and Chief Executive Officer. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet and related new-media industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected. These challenges have been amplified by our recent financial performance and low stock price.

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

Presently, a relatively limited number of consumers use our Web site. We must continue to expand and adapt our network infrastructure to accommodate additional users, increase transaction volumes and change consumer and customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our Web site or to expand and upgrade our systems and infrastructure to accommodate such increases. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the on-line services of our competitors.

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

Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Federal registrations are pending for the trademark "drkoop.com," as well as other servicemarks and trademarks which incorporate the Dr. Koop name. Our right to use the Dr. Koop name is granted to us under an agreement with Dr. C. Everett Koop. If we lose our right to use the Dr. Koop name, we would be forced to change our corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact our business. We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software, which is used in the drkoop.com Web site to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future.

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

To be successful, we must attract to our network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use health information available on our network, that consumers will access important health needs through electronic commerce using our Web site, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. Our business model also assumes that the services provided by our network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that this practice will be accepted by consumers. Our business model is not yet proven, and if we are unable to successfully implement our business model, our business will be materially adversely affected and we may not be able to obtain additional financing.

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

We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. We have also suffered service outages from time to time, although to date none of these interruptions has materially adversely affected our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also depend on third parties to provide potential users with web browsers and Internet and on-line services necessary for access to our Web site. In the past, our users have occasionally experienced difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

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


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 4 of the Condensed Financial Statements contained herein.

In the general course of business, we may become involved in claims and disputes which are incidental to the regular conduct of our business and are not presently believed to be material.

Item 2.   Changes in Securities and Use of Proceeds

Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-73459) relating to an initial public offering of our common stock, was June 8, 1999. A total of 10,781,250 shares of our common stock were sold to an underwriting syndicate, including the exercise of the 15% over allotment. The managing underwriters were Bear, Stearns & Co. Inc., Hambrecht & Quist LLC, and Wit Capital Corporation. The offering commenced and completed on June 8, 1999, at an initial public offering price of $9.00 per share. The initial public offering resulted in gross proceeds of $97.0 million, $6.8 million of which was applied to the underwriting discount and approximately $1.7 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $88.5 million. From the date of receipt through March 31, 2000, the net proceeds of the initial public offering were used to fund operating losses and for general corporate purposes, including expansion of our network, advertising, brand promotion, content development and working capital or invested in an interest bearing money market account. None of the net proceeds of the offering were paid, directly or indirectly, to any director, officer or general partner of drkoop.com, Inc., or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliates.

Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities.

     Not Applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

     None.


Item 5.   Other Information.

Mr. Donald Hackett, our Chief Executive Officer and President, is obligated to reimburse us for $600,000 in connection with the settlement of a third party litigation in February 2000, based on a cost splitting arrangement between us and him.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit 27      Financial Data Schedule

(b)  Reports on Form 8-K for the quarter ended March 31, 2000.

   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            drkoop.com, Inc.


Date:  May 15, 2000                           /s/   Susan M. Georgen Saad
                                              ----------------------------------
                                              Name    Susan M. Georgen Saad
                                              Title:  Chief Financial Officer