Form 10-Q/A
period 2000-03-31
DRKOOP COM INC
filed 2000-05-15
CIK 1073794

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                  AMENDMENT 1
                                      TO
                                   FORM 10-Q

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


Date:  May 15, 2000                           /s/   Susan M. Georgen Saad
                                              ----------------------------------
                                              Name    Susan M. Georgen Saad
                                              Title:  Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
  No.             Description
-------           -----------

  27              FINANCIAL DATA SCHEDULE