Form 10-Q
period 2000-06-30
DRKOOP COM INC
filed 2000-08-21
CIK 1073794

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

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

     As of July 31, 2000 there were 34,912,016 shares of the Registrant's common stock outstanding.

================================================================================
                               drkoop.com, Inc.
                                   FORM 10-Q
                      For the Quarter Ended June 30, 2000
                                     INDEX

                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999...............  3

Condensed Statements of Operations for the three and six months ended
  June 30, 2000 and 1999 (Unaudited)......................................................  4

Condensed Statements of Cash Flows for the six months ended
  June 30, 2000 and 1999 (Unaudited)......................................................  5

Notes to Condensed Financial Statements (Unaudited).......................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations............................................................... 10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................... 26

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................ 26

Item 2.  Changes in Securities and Use of Proceeds........................................ 26

Item 3.  Defaults Upon Senior Securities.................................................. 26

Item 4.  Submission of Matters to a Vote of Security Holders.............................. 26

Item 5.  Other Information................................................................ 27

Item 6.  Exhibits and Reports on Form 8-K................................................. 27

SIGNATURES................................................................................ 27

Item 1: Financial Information

                               drkoop.com, Inc.
                           Condensed Balance Sheets
                     (in thousands, except share amounts)

                                                                      June 30,       December 31,
                                                                        2000            1999
                                                                    ------------     ------------
                     Assets                                         (unaudited)

Current assets
      Cash and cash equivalents                                     $      1,951     $     35,706
      Trade accounts receivable, net                                       2,975            6,532
      Other receivable                                                         0            4,000
      Prepaids and other                                                  29,957           22,862
                                                                    ------------     ------------
                      Total current assets                                34,883           69,100
                                                                    ------------     ------------
Property and equipment, net                                               11,583           10,435
Investment in HealthMagic                                                      0            5,000
Intangible assets, net                                                         0            2,778
Other assets                                                                 836           12,407
                                                                    ------------     ------------
                      Total assets                                  $     47,302     $     99,720
                                                                    ============     ============

                 Liabilities and Stockholders' Equity
Current liabilities:
      Trade accounts payable                                        $      5,614     $      8,197
      Accrued liabilities                                                  6,334            8,711
      Leases payable                                                       1,168              473
      Related party payables                                                  49                2
      Deferred credit                                                      2,000            2,000
      Deferred revenue                                                     2,106            3,415
      Notes payable, net of discount                                         291                0
                                                                    ------------     ------------
                      Total current liabilities                           17,562           22,798
                                                                    ------------     ------------


Leases payable, less current portion                                       1,291              605
Deferred credit                                                            4,000            5,000
                                                                    ------------     ------------
                      Total liabilities                                   22,853           28,403
                                                                    ------------     ------------

Stockholders' equity:
      Common stock, par value $.001; 100,000,000 shares
        authorized; 34,845,814 and 30,508,324 shares
        issued and outstanding at June 30, 2000
        and December 31, 1999                                                 35               30

Additional paid-in capital                                               167,578          149,447
Deferred stock compensation                                               (2,133)          (2,447)
Accumulated deficit                                                     (141,031)         (75,713)
                                                                    ------------     ------------
                      Total stockholders' equity                          24,449           71,317
                                                                    ------------     ------------

                      Total liabilities and stockholders' equity    $     47,302     $     99,720
                                                                    ============     ============

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)


                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                    -----------------------------  ---------------------------
                                                         2000           1999           2000          1999
                                                      ----------   ----------        ----------   ----------
Revenue:
 Content subscription and software license            $      854   $      238        $    1,683   $      454
 Advertising and sponsorship                               1,657          781             5,566          962
 E-commerce and other                                         12           --                17            7
                                                      ----------   ----------        ----------   ----------
                                                           2,523        1,019             7,266        1,423
                                                      ----------   ----------        ----------   ----------

Operating expenses:
 Production, content and product development               5,361        2,110            11,147        3,145
 Sales and marketing                                      24,916        8,010            44,281       10,058
 General and administrative                                4,828        1,740             8,830        2,844
 Amortization of deferred stock compensation                 553          592             1,205        1,074
 Write off of investment and intangible assets             7,444           --             7,444           --
                                                      ----------   ----------        ----------   ----------
    Total operating expenses                              43,102       12,452            72,907       17,121
                                                      ----------   ----------        ----------   ----------

Loss from operations                                     (40,579)     (11,433)          (65,641)     (15,698)

Interest income                                               18           67               323           36
                                                      ----------   ----------        ----------   ----------

    Net loss                                             (40,561)     (11,366)          (65,318)     (15,662)

Accretion of redeemable securities to fair value              --       (6,319)               --      (17,255)

Dividend to preferred stockholders                            --           --                --       (9,147)
                                                      ----------   ----------        ----------   ----------

Net loss attributable to common stockholders          $  (40,561)  $  (17,685)       $  (65,318)  $  (42,064)
                                                      ==========   ==========        ==========   ==========

Basic net loss per share attributable
  common stockholders                                 $    (1.18)  $    (1.28)       $    (2.01)  $    (1.40)
                                                      ==========   ==========        ==========   ==========

Weighted average shares used in computing basic
   net loss per share attributable to common
   stockholders                                           34,312       13,810            32,555       11,207
                                                      ==========   ==========        ==========   ==========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Cash Flows
                                (in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            2000             1999
                                                                         ----------       ----------
                                                                                 (unaudited)
 Operating Activities:
  Net loss                                                               $  (65,318)      $  (15,662)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                      13,658              654
          Amortization of deferred stock compensation                         1,205            1,074
          Provision for doubtful accounts                                       514               --
          Interest accretion on convertible notes payable                        --               95
          Write off of investment and intangible asset                        7,444               --

  Changes in assets and liabilities:
          Accounts receivable                                                 3,043             (924)
          Other receivable                                                    4,000               --
          Prepaids and other assets                                           8,964           (3,590)
          Accounts payable                                                   (2,584)           3,906
          Accrued liabilities                                                (2,766)           3,090
          Related party payables                                                 47             (895)
          Deferred revenue                                                   (1,308)             700
          Deferred credit                                                    (1,000)              --
                                                                         ----------       ----------
                Cash used in operating activities                           (34,101)         (11,552)
                                                                         ----------       ----------

Investing Activities:
  Purchase of furniture, fixtures and equipment                              (1,798)            (450)

                                                                         ----------       ----------
                Cash used in investing activities                            (1,798)            (450)
                                                                         ----------       ----------

Financing Activities:
  Proceeds from issuance of preferred stock, net                                 --            3,500
  Proceeds from issuance of convertible notes payable                            --            5,775
  Proceeds from exercise of stock options                                       239              248
  Proceeds from issuance of common stock, net                                   405           88,432
  Proceeds from bridge loan                                                   1,500               --
                                                                         ----------       ----------
                Cash provided by financing activities                         2,144           97,955
                                                                         ----------       ----------

  (Decrease) / increase in cash and cash equivalents                        (33,755)          85,953

  Cash and cash equivalents at beginning of period                           35,706               --

                                                                         ----------       ----------
  Cash and cash equivalents at end of period                             $    1,951       $   85,953
                                                                         ==========       ==========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2000


NOTE 1 - ORGANIZATION

drkoop.com, Inc. (the "Company"), a Delaware corporation, operates an Internet-based consumer healthcare network, consisting of an interactive Web site providing consumers with healthcare information and services, as well as affiliate relationships with portals, other Web sites, local healthcare organizations and traditional media outlets. The Company also develops internet enable software tools for use on its Web Site and licensing to third parties.

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

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 3 - NET LOSS PER SHARE

Diluted net loss per share has not been presented as the effect of the assumed exercise of stock options and warrants for common stock shares is antidilutive due to the Company's net loss.

The following pro forma calculation of net loss per share for the three and six months ended June 30, 2000 and 1999, assumes the conversion of all outstanding convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock upon the Company's initial public offering using the if-converted method from their respective dates of issuance. This presentation is deemed necessary as the Company's historical capital structure is not indicative of the capital structure at June 30, 2000 due to the automatic conversion of all shares of convertible notes payable, preferred stock and mandatorily redeemable convertible preferred stock into common stock concurrent with the closing of the Company's June 1999 initial public offering.

                                                             Three months ended June 30,       Six months ended June 30,
                                                             ---------------------------       -------------------------
 (in thousands, except per share data)                          2000           1999               2000           1999
Net Loss                                                      $ (40,561)     $ (11,366)         $ (65,318)     $ (15,662)
                                                              =========      =========          =========      =========

Basic and diluted:
    Shares used in computing basic and
    diluted net loss                                             34,312         13,810             32,555         11,207
                                                              =========      =========          =========      =========

 Basic and diluted net loss per share             $ (1.18)  $ (0.82)  $ (2.01)  $ (1.40)
                                                  =======   =======   =======   =======

Pro forma:
 Shares used above                                 34,312    13,810    32,555    11,207

Pro forma adjustment to reflect weighted
 effect of assumed conversion of convertible
 notes payable and preferred stock                      0     7,669         0     7,806
                                                  -------   -------   -------   -------

Shares used in computing pro forma basic and
 diluted net loss per share                        34,312    21,479    32,555    19,013
                                                  =======   =======   =======   =======

Pro forma basic and diluted net loss per share    $ (1.18)  $ (0.53)  $ (2.01)  $ (0.82)
                                                  =======   =======   =======   =======

NOTE 4 - PREPAIDS AND OTHER ASSETS

Prepaids and other assets are comprised of the following (in thousands):

                                                   June 30,  December 31,
                                                     2000      1999
                                                 ------------------------
Prepaid portal expense                              $ 5,717       $16,088
Prepaid warrant expense                              17,801         5,578
Prepaid content expense                                 386           436
Loan commitment fees                                  3,900             0
Employee receivables                                      6           230
Other prepaids                                        2,147           530
                                                 ------------------------
   Total                                            $29,957       $22,862
                                                 ========================


NOTE 5 - OTHER ASSETS

Other assets are comprised of the following (in thousands):

                                                          June 30,  December 31,
                                                            2000       1999
                                                        ------------------------
Prepaid warrant expense, non-current                         $ 139       $11,773
Deposits                                                       447           384
Pledged certificate of deposit                                 250           250
                                                        ------------------------
   Total                                                     $ 836       $12,407
                                                        ========================

NOTE 6 - NOTES PAYABLE AND LINE OF CREDIT

In June 2000, the Company borrowed $1.5 million from Com Vest Venture Partners, L.P. and Commonwealth Associates, L.P. (collectively, "Commonwealth"). Substantially all of the Company's assets are pledged against the notes, which accrue interest at a rate of 8%. In conjunction with these notes, the Company issued to Commonwealth warrants to purchase 4.0 million shares of the Company's common stock at $0.75 per share, subject to adjustment for certain events, including price-based anti-dilution adjustments related to future financings and trading prices. The Company recorded a discount of $1.2 million on the notes associated with the issuance of these warrants, which will be amortized to interest expense over a maximum period of six months. The notes payable in the financial statements are shown net of the unamortized discount. The principal and accrued interest on the notes is due in full at the earlier of the Company raising at least $7.5 million in either additional equity or debt financing, a merger by the Company with another entity, or maturity of the notes, December 18, 2000.

On June 30, 2000 the Company entered into a line of credit agreement with Commonwealth for up to $3.0 million. In consideration of the agreement, the Company issued to Commonwealth warrants to purchase 2.5 million shares of the Company's common stock at $0.75 per share, subject to adjustment for certain events, including price-based anti-dilution adjustments related to future financings and trading prices. Interest on the line of credit accrues at 8% and any borrowings plus accrued interest are due at maturity, December 18, 2000. Under the terms of the credit agreement, the line may be drawn down in $1,000,000 increments. For each $1,000,000 borrowed, the Company is required to issue to Commonwealth seven-year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share, subject to adjustment for certain events, including price-based anti-dilution adjustments related to future financings and trading prices.

The 6.5 million $0.75 per share warrants are recorded at a fair value of $1.84 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 75% volatility; risk-free rate of 5.0% and a legal life of seven years.


NOTE 7 -  COMMITMENTS & CONTINGENCIES

Portal Agreements

GO.com  (Infoseek and Buena Vista Internet Group)

On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, each a unit of The Walt Disney Company (collectively, "GO.com" or the "GO network"), under which the Company became the exclusive provider of health and related content on three Web sites of the Go
Network: GO.com Health Center, ESPN.com Training Room and the Family.com Health Channel. Under the GO.com agreement, the Company also became the premier health content provider for ABCnews.com. Under these agreements, users on the Go Network were to be able to access various health information, services, interactive tools and commerce opportunities through a co-branded Web site served by the Company.

The term of both agreements was originally three years with the ability to terminate the relationship after two years. The Company was scheduled to pay Infoseek and the Buena Vista Internet Group $57.9 million in total cash consideration and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three year term.

Effective April 15, 2000, Infoseek Corporation, the Buena Vista Internet Group and the Company entered into an amendment to the original agreements. In exchange for additional cash payments of $5.3 million, an additional 820,000 warrants to purchase common stock at an exercise price of $1.25, and acceleration of the vesting of the initial warrants, the original agreements will terminate effective July 15, 2000 without further obligation for either party. The number of $8.60 per share warrants are subject to anti-dilution adjustment for specified future financings. The newly-issued $1.25 warrants are to be exercisable on or after July 15, 2000 and are recorded at a fair value of $1.91 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 100% volatility; risk-free interest rate of 5.0% and a legal life of 3 years.

The Company recognized total sales and marketing expense related to agreements with GO.com of $7.2 million for the year ended December 31, 1999 and $8.0 million and $10.6 million for the three and six months ended June 30, 2000.

America Online

Effective July 1, 1999, the Company and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement ("ISA") pursuant to which the Company was designated as AOL's premier provider of healthcare content. The ISA obligated the Company to make carriage payments aggregating $89.0 million in cash over a four-year period. Concurrently, the Company and AOL entered into a four-year Development and Services Agreement ("DSA") pursuant to which the Company is to provide specified software development services to AOL for the term of the agreement and AOL is to pay the Company $8.0 million. In addition, the Company provided AOL 1,570,932 immediately vested warrants (the "time warrants") to purchase drkoop.com, Inc. common stock at an exercise price of $15.94 per share and the right to earn up to an additional 4,320,063 warrants based on performance (the "performance warrants"). In June 1999, the Company made a total cash payment of $24.3 million under the ISA. In September 1999 and February 2000, the Company received two equal installments representing payment in full for the $8.0 million under DSA.

Effective April 12, 2000 the Company and AOL entered into a First Amendment to the Interactive Services Agreement ("First Amendment"). In exchange for 3.5 million shares of drkoop.com, Inc. common stock, the Company was relieved of any further cash payment obligations to AOL under the ISA; all existing warrant agreements, vested and unvested, were canceled; and the Company will receive reduced carriage for a twelve-month period subject to compliance with the modified terms of the ISA.

The Company recognized total sales and marketing expense related to agreements with AOL, net of fees earned under the DSA, of $12.1 million for the year ended December 31, 1999 and $7.0 million and $13.1 million for the three and six months ended June 30, 2000.

Severance Agreements

In May and June, 2000, the Company's Executive Vice President, Marketing, Executive Vice President and General Manager, Healthcare Division, and its Senior Vice President, Chief Internet Strategist resigned. In July 2000 the Company's Chief Operating Officer and Chief Financial Officer resigned. As a condition to the severance of these employment relationships, the Company entered into agreements and complete releases with each of the individuals. Under the agreements, the Company agreed to accelerate the vesting of the individuals' stock options and to pay the individuals an aggregate gross sum totaling $728,500, which will be paid out in twelve equal monthly installments to the individuals.

Legal Matters

Effective April 18, 2000 the Company and HealthMagic, Inc. ("HMI") entered into a Settlement Agreement and Mutual General Releases ("Settlement"). Under the terms of the Settlement, the business relationship between the Company and HMI was terminated; HMI transferred back to the Company the previously acquired intellectual property; the Company rescinded and returned its 10% ownership of HMI; and the Company agreed that it will not launch a Personal Medical Record (as defined in its agreements with HMI) for a period of nine months after the date of the Settlement subject to a change in control exception. No cash payment was made and no drkoop.com, Inc. securities were issued in connection with the termination of the relationship. The Company's investment in HMI of $5.0 million and unamortized intangible assets of $2.4 million were written off in the second quarter of 2000. Also in connection with the termination of the HMI relationship, Mardian Blair resigned from the Company's board of directors and Dr. C. Everett Koop resigned from the board of HMI.

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

See Note 9 for additional legal matters subsequent to June 30, 2000.

The Company is also involved in other claims and disputes not described in the notes that are incidental to the regular conduct of our business and are not presently believed to be material.

NOTE 8  - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                  ----------------------------------
                                                                                    2000                      1999
                                                                                  ----------------------------------
                                                                                             (in thousands)
Supplemental Disclosure of Cash and Noncash Investing and
 Financing Activities:
--------------------------------------------------------------------------------------------------------------------
Cash paid for interest                                                         $     168                     $    40
--------------------------------------------------------------------------------------------------------------------
Deferred stock compensation related to options granted                         $     891                     $ 3,507
--------------------------------------------------------------------------------------------------------------------
Accretion of redeemable securities to fair value                               $       -                     $17,255
--------------------------------------------------------------------------------------------------------------------
Amortization of deferred stock compensation                                    $   1,205                     $ 1,074
--------------------------------------------------------------------------------------------------------------------
Issuance of preferred stock for investment in affiliate                        $       -                     $ 5,000
--------------------------------------------------------------------------------------------------------------------
Issuance of preferred stock for intangible asset                               $       -                     $ 4,000
--------------------------------------------------------------------------------------------------------------------
Obligation to issue common stock pursuant to option
 cancellation agreement                                                        $       -                     $ 9,147
--------------------------------------------------------------------------------------------------------------------
Conversion of convertible notes payable to common stock                        $       -                     $ 5,990
--------------------------------------------------------------------------------------------------------------------
Conversion of Series B preferred stock to common stock at IPO                  $       -                     $35,660
--------------------------------------------------------------------------------------------------------------------
Acquisition of assets under capital lease                                      $   1,919                     $    --
--------------------------------------------------------------------------------------------------------------------
Issuance of Warrants                                                           $   6,828                     $ 2,240

------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock                                                       $   9,625                     $    --
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for services                                          $     148                     $    --
------------------------------------------------------------------------------------------------------------------------------------


NOTE 9  - SUBSEQUENT EVENTS

Several law firms have disseminated press releases announcing that one or more of these law firms is filing or has filed a class action lawsuit against the Company. The first such lawsuit was filed on or about July 14, 2000 in the United States District Court for the Western District of Texas on behalf of purchasers of the securities of drkoop.com, Inc. alleging violations of the federal securities laws in a case captioned as William Gambino, on behalf of himself and other [sic] similarly situated, vs. drkoop.com, Inc., Donald Hackett, C. Everett Koop, Nancy Snyderman, John F. Zaccaro and Neal K. Longwill. The Company is aware that six additional lawsuits (most of which are substantially identical to each other) have also been filed. To date the Company has not been served with process or received formal requests to waive process in most of these actions. Other lawsuits may have been filed that the Company is not aware of. Each suit that the Company is aware of alleges violations of the federal securities laws and lists as defendants drkoop.com, Inc. and certain present and prior directors and officers of the Company. The time for the Company to respond to the complaints in each of these actions has not yet expired. It is common for multiple similar lawsuits such as those described above to be consolidated into a single case. The Company believes that the claims asserted in the lawsuits which it is aware of are without merit and intend to defend these litigations vigorously. The Company's counsel has also received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the circumstances surrounding the allegations in the litigations described above, and asking that the Company voluntarily provide information regarding such events and circumstances. This letter states that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. In addition, the Company has also received a letter demanding that drkoop.com, Inc. assert various claims that the letter asserts that it possesses for alleged breaches of fiduciary duty and other matters against certain present and prior directors and officers in a stockholders derivative action. The alleged claims identified in this letter will be reviewed by the board of directors as required under applicable law. The Company's counsel has also received a letter from an attorney representing one of the purchasers of a convertible promissory note issued by the Company, which asserts a claim for $208,000 based on the allegation that the purchaser was misinformed as to the length of the holding period upon conversion of this note into common stock of the Company.

The Company cannot predict the outcome of the litigation described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies.

NOTE 10  - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which is required to be implemented no later than the fourth quarter of 2000. In SAB 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to us. The adoption of SAB 101 is not expected to have a material impact on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto included elsewhere in this report. This document contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results.

Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Form 10-K for the year ended December 31, 1999.

Overview

Our company operates drkoop.com, an Internet-based consumer healthcare network. Our network consists of a consumer-focused interactive Web site that provides users with comprehensive healthcare information and services, as well as affiliate relationships with portals, other Web sites, healthcare organizations and traditional media outlets. Our Web site, www.drkoop.com, is a healthcare portal which integrates dynamic healthcare content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase healthcare related products and services on-line. We also develop Internet enabled software tools for use on our Web site and licensing to third parties.

Revenues

We have to date derived our revenues primarily from advertising and sponsorship arrangements and content subscription and software licensing fees. We also generate revenues from electronic commerce through alliances with certain retailers of pharmaceuticals and related products and through providing insurance companies users with the opportunity to sell products and services to our users, although these revenues have to date not been material.

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

Sponsorship revenues are derived from term contracts in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on the Web site that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable.

Content subscription and software licensing fees are facilitated through our Community Partnership Program ("CPP") and from the sale of calculators and other software tools. Subscriptions to our Community Partnership Program generally vary from one to three years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our drkoop.com Web site for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized when revenue is earned. Sales of software licenses to CPP affiliates are recognized into revenue upon shipment of the software, provided that the portion of the contract allocated to the software license is based upon vendor specific objective evidence of fair value, and collectibility is probable. Content subscription revenue is recognized ratably over the term of the CPP contract, generally ranging from one to three years. Software licenses are also sold as a stand-alone product for both calculators and under the Health Links program independent of the Community Partnership Program. We also have in place one licensing relationship for an international market which involves content and software tools.

We have begun to generate electronic commerce revenues through alliances with certain retailers of pharmaceuticals and related products and to provide insurance companies with the opportunity to sell products and services to our audience. We do not provide any of the goods or services offered. We receive compensation in the form of transaction fees or anchor tenant rental fees from third parties who have entered into preferred provider arrangements with us. Revenues from our share of the proceeds from the commerce partner's transactions are recognized by us upon notification from the commerce partner of sales attributable to users from the drkoop.com Web Site. E-commerce revenues were nominal for the six months ended June 30, 2000 and 1999.

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

Portal Agreements

During this quarter we made material changes to our relationships with GO.com and AOL. See Note 7 to the Condensed Financial Statements, our current report on Form 8-K dated April 25, 2000 and our Form 10-Q for the quarter ended March 31, 2000.

Results of Operations

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

Revenues. Revenues increased to $2.5 million for the three months ended June 30, 2000, as compared to $1.0 for the comparable period of 1999. Revenue from content subscription and software licenses for the quarter ended June 30, 2000 totaled $854,000 or 34% of total revenues, as compared to $238,000, or 23% of total revenues for the quarter ended June 30, 1999. All content subscription and software license revenue is considered recurring revenue. The increase in content subscription and software license revenue is attributable to the growth of the Community Partner Program during 1999 and into 2000, resulting in a total of 33 partners at the end of June 2000, as compared to 15 partners at the end of June 1999. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $282,000, or 11% of total revenue for the quarter ended June 30, 2000.

Advertising and sponsorship revenues totaled $1,657,000, or 66% of total revenues for the quarter ended June 30, 2000 as compared to $781,000, or 77% of total revenues, for the same period in 1999. Included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $1.2 million, or 49% of total revenues, for the quarter ended June 30, 2000, as compared to $245,000, or 24% of total revenues for the same period during 1999. In the quarter ended June 30, 1999, revenues included non-recurring engineering services revenues of $203,000, or 20% of total revenues in the 1999 period. The remaining advertising revenues of $409,000, or 16% of total revenues for the quarter ended June 30, 2000 and $333,000, or 33% of total revenues for the quarter ended June 1999, were derived from non-recurring short-term advertising and sponsorship arrangements. The increase in advertising and sponsorship revenues was primarily due to an increase in the number of advertising arrangements combined with an increase in traffic to our Web site resulting in a higher number of impressions delivered.

Other revenues totaled $12,000 for the quarter ended June 30, 2000. Other revenues consist primarily of fees from e-commerce transactions. There were no revenues from this source in the quarter ended June 30, 1999.

Revenues for the quarter were adversely affected by our widely publicized liquidity shortfall and similar problems affecting some of our customers which resulted in extended sales cycles and extended accounts receivable cycles. These problems continued to exist as of the date of this report. We do not record advertising or sponsorship revenues unless we deem collection of the related account receivable to be probable.

Included in content subscription and software licensing revenues are barter transactions that accounted for $30,000 and $30,000 for the three months ended June 30, 2000 and 1999, respectively. There was no barter revenues related to advertising and sponsorship for the three months ended June 30, 2000, and $84,000 for the three months ended June 30, 1999. In total, barter revenues represented $30,000, or 1%, and $114,000, or 11%, of total revenues for the quarters ended June 30, 2000 and 1999, respectively.

Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to technology development and other costs related to content acquisition and licensing, software development, application development and Web site operations expense. Production, content and product development expense increased by $3.3 million, or 154%, from $2.1 million for the quarter ended June 30, 1999 to $5.4 million for the quarter ended June 30, 2000. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with a $822,000 increase in content licensing required.

Sales and marketing expenses. Sales and marketing expenses consist primarily of portal fees, web-based advertising, salaries and related costs, commissions, general advertising and other related expenses. Sales and marketing expense increased by $16.9 million, from $8.0 million to $24.9 million for the quarters ended June 30, 1999 and 2000, respectively. The primary reasons for the increases were costs associated with the amendment of distribution agreements with major portals totaling $9.4 million for the three months ended June 30, 2000 as compared to $2.8 million for the same period in 1999. The quarter ended June 30, 2000 also included a $9.2 million charge related to amortization of warrant expenses incurred with the amending of our portal agreements during April 2000. The remainder of the increase was due to a growth in the number of personnel, resulting in increased salary and related expenses and increased depreciation expense caused by a significant increase in depreciable assets purchased with proceeds from the IPO in late 1999. Please see "Portal Agreements."

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $3.1 million, or 177%, from $1.7 million to $4.8 million for the quarters ended June 30, 1999 and 2000, respectively. During the quarter ended June 30, 2000, the company incurred expenses of $1.2 million related to the employment severance and bad debt expenses of $1.1 million compared to none in 1999. The remainder of the increase was primarily due to increased professional fees and increased salaries and related expenses. During May and June 2000, we took significant steps to decrease head count levels, with the number of full time employees reduced from 183 at April 30, 2000 to 122 at June 30, 2000.

Deferred stock compensation expense. We have recorded non-cash deferred stock compensation of $65,000 and $406,000 during the three months ended June 30, 2000 and 1999, respectively, for the difference between the exercise price and the fair market value of certain stock options granted by us to our employees. The deferred stock compensation is being amortized over the four-year vesting period of such options. Of the total deferred stock compensation, $553,000 and $592,000 were amortized in the three months ended June 30, 2000 and 1999, respectively.

Net interest income. Net interest income includes interest income from our cash balances and interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $18,000 for the three months ended June 30, 2000 as compared to net interest income of $67,000 for the three months ended June 30, 1999. The decrease was due to lower average net cash and cash equivalents balances in 2000 as the Company has utilized cash generated from our IPO completed in June 1999 to fund operating losses.

Income tax. We have incurred net losses to date. As of June 30, 2000, we had net operating loss carryforwards of $119.6 million for financial reporting purposes. We have recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

Revenues. Revenues increased to $7.3 million for the six months ended June 30, 2000, as compared to $1.4 million for the comparable period of 1999. Revenue from content subscription and software licenses for the six months ended June 30, 2000 totaled $1.7 million or 23% of total revenues, as compared to $454,000, or 32% of total revenues for the six months ended June 30, 1999. All content subscription and software license revenue is considered recurring revenue. The increase in content subscription and software license revenue is attributable to the growth of the Community Partner Program during 1999 and into 2000, resulting in a total of 33 partners at the end of June 2000, as compared to 15 partners at the end of June 1999. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $563,000, or 7.8% of total revenue for the six months ended June 30, 2000.

Advertising and sponsorship revenues totaled $5.6 million, or 77% of total revenues for the six months ended June 30, 2000 as compared to $962,000, or 68% of total revenues, for the same period in 1999. Included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $4.2 million, or 57% of total revenues, for the six months ended June 30, 2000, as compared to $273,000, or 19% of total revenues for the same period during 1999. In the six months ended June 30, 1999, revenues included non-recurring engineering services revenues of $203,000, or 14% of total revenues in the 1999 period. The remaining advertising revenues of $1.4 million, or 19% of total advertising revenues for the six months ended June 30, 2000 and $486,000, or 35% of total revenues for the six months ended June 1999, were derived from non-recurring short-term advertising and sponsorship arrangements. The increase in advertising and sponsorship revenues was primarily due to an increase in the number of advertising arrangements combined with an increase in traffic to our Web site resulting in a higher number of impressions delivered.

Other revenues totaled $17,000 and $7,000, for the six months ended June 30, 2000 and 1999, respectively. Other revenues consist primarily of fees from e-commerce transactions.

As noted above, publicity regarding our liquidity shortfall and similar problems affecting some of our customers have adversely affected revenues and this problem is continuing as of the date of this report.

Included in content subscription and software licensing revenues are barter transactions that accounted for $60,000 and $62,000 for the six months ended June 30, 2000 and 1999, respectively. Barter revenues accounted for $97,000 and $104,000 of the advertising and sponsorship revenues for the six months ended June 30, 2000 and 1999, respectively. In total, barter revenues represented $157,000, or 2%, and $166,000, or 12%, of total revenues for the six months ended June 30, 2000 and 1999, respectively.

Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to technology development and other costs related to content acquisition and licensing, software development, application development and Web site operations expense. Production, content and product development expense increased by $8.0 million, or 254%, from $3.1 million for the six months ended June 30, 1999 to $11.1 million for the six months ended June 30, 2000. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with a $1.5 million increase in content licensing required.

Sales and marketing expenses. Sales and marketing expenses consist primarily of portal fees, web-based advertising, salaries and related costs, commissions, general advertising and other related expenses. Sales and marketing expense increased by $34.2 million, from $10.1 million to $44.3 million for the six months ended June 30, 1999 and 2000, respectively. The primary reasons for the increases were costs associated with the distribution agreements with major portals totaling $17.0 million for the six months ended June 30, 2000 as compared to $2.8 million for the same period in 1999. Also included in 2000 is a $10.3 million charge related to amortization of warrant expenses incurred with the amending of our portal agreements during April 2000. During the quarter ended June 30, 2000 we renegotiated our principal portal agreements resulting in the elimination of most of the cash payment obligations. Marketing and promotions expense increased to $8.0 million in the six months ended June 30, 2000 from $4.9 million in the corresponding period in 1999. The remainder of the increase was due to a growth in the number of personnel, resulting in increased salary and related expenses and increased depreciation expense caused by a increase in depreciable assets purchased with proceeds from the IPO in late 1999. Please see "Portal Expense."

General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $6.0 million, or 210%, from $2.8 million to $8.8 million for the six months ended June 30, 1999 and 2000, respectively. During the six months ended June 30, 2000, the company incurred expenses of $1.2 million related to the employment severance of several employees and bad debt expenses of $1.2 million compared to none in 1999. Additionally, legal and other professional fees increased from $808,000 to $2.3 million during the six months ended June 30 1999 and 2000, respectively. The remainder of the increase was primarily due to increased salaries and related expenses as well as increased depreciation charges due to an increase in depreciable assets after the IPO in late 1999. Headcount levels were reduced significantly during May and June 2000.

Deferred stock compensation expense. We have recorded non-cash deferred stock compensation of $891,000 and $3,508,000 during the six months ended June 30, 2000 and 1999, respectively, for the difference between the exercise price and the fair market value of certain stock options granted by us to our employees. The deferred stock compensation is being amortized over the four-year vesting period of such options. Of the total deferred stock compensation, $1,205,000 and $1,074,000 were amortized in the six months ended June 30, 2000 and 1999, respectively.

Net interest income. Net interest income includes interest income from our cash balances and interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $323,000 for the six months ended June 30, 2000 as compared to $36,000 for the six months ended June 30, 1999. The increase was due to higher average net cash and cash equivalents balances in 2000 as the Company completed an IPO in June 1999.

Income tax. We have incurred net losses to date. As of June 30, 2000, we had net operating loss carryforwards of $119.6 million for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources

Until our initial public offering in June 1999, which raised net proceeds of $88.5 million, we financed our operations primarily through equity sales and convertible notes payable debt financing. At June 30, 2000 we had $2.0 million in cash and cash equivalents, and these funds have been largely expended as of the date of this report. We require significant additional financing in the very near future to fund operations. We will not be able to continue to operate our business unless such a financing is completed. We are presently pursuing a permanent financing but have not completed it and cannot provide any assurances as to whether it will be completed. The permanent financing being pursued is expected to consist of convertible preferred stock and warrants. The financing contemplates the placement agent and investors obtaining the right to designate a majority of the Board of Directors.

Cash used in operating activities for the six months ended June 30, 2000 was $34.1 million. The cash used in operating activities was attributable to funding net operating losses offset by non-cash charges for write off of investments and intangible assets, depreciation and amortization, amortization of deferred stock compensation and a provision for doubtful accounts. These amounts were further offset by decreases in accounts receivable, other receivable, and prepaids and other assets. Cash used in operating activities for the six months ended June 30, 1999 was $11.6 million. The cash used in operating activities was attributable to funding net operating losses and, also reflected increases in prepaids and other assets and accounts receivable as well as a decrease in related party payables. This usage was offset by non-cash charges for amortization of deferred stock compensation and depreciation and amortization, as well as increases in accounts payable, accrued liabilities and deferred revenue. Based on our well-publicized need for additional capital, we have experienced extended sales and receivable cycles, and reduced trade credit availability.

Cash used in investing activities was $1.8 million and $450,000 for the six months ended June 30, 2000 and 1999, respectively. Net cash used for investing activities for these periods consisted primarily of capital expenditures for computer equipment, software and furniture and fixtures.

Cash provided by financing activities was $2.1 million for the six months ended June 30, 2000, compared to $98.0 million for the same period in 1999. Of the $2.1 million, $1.5 million relates to the proceeds of a bridge loan and the remainder is the proceeds from the issuance of common stock and the exercise of stock options. The 1999 amount resulted primarily from proceeds of our initial public offering which generated net proceeds of approximately $88.5 million and , to a lesser extent, net proceeds from the issuance of Series C Convertible Preferred Stock of $3.5 million, net proceeds from the issuance of convertible notes payable of $5.8 million, and the exercise of stock options resulting in $248,000 of net proceeds.

As of June 30, 2000, our primary source of liquidity was the $2.0 million of cash and cash equivalents on hand and a $3.0 million bridge loan line of credit. We made a $400,000 draw on the line of credit on August 14, 2000. Substantially all of the Company's assets are pledged against the line of credit and a related bridge loan, which calls for interest on drawings to accrue at a rate of 8% with principal and interest being due six months from the date of the draw. Maturity will also be accelerated if we complete a material financing. Under the terms of the credit agreement, for each $1,000,000 borrowed, the Company is required to issue to Commonwealth seven-year warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.75 per share. The terms of the warrants are subject to adjustment for certain events, including price-based adjustments related to future financings and trading prices.

We expect a significant use of cash during the Year 2000 as we continue the procurement of content and our marketing efforts for the drkoop.com Web Site. We are actively pursuing other sources of new cash financing. Additionally, we have retained the investment-banking firm of Bear, Stearns & Co., Inc. to explore available strategic alternatives which may include a business combination. No agreement has been reached regarding any business combination.

If additional funds are raised through the issuance of equity securities, our stockholders will experience material dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we will be unable to meet operating obligations which would likely require that we cease operations. See "Risk Factors That May Affect Future Results and Safe Harbor Statement" below.

Recent Developments

     As described elsewhere in this report, it is imperative that we complete a significant financing. We are presently pursuing an offering solely to accredited investors in a private placement of shares of a newly established series of convertible preferred stock. A minimum of $5,000,000 and a maximum of $15,000,000 is being sought in the private placement, subject to an increase to up to $27,500,000 if all overallotments are exercised in full.

     The principal elements of the proposed transaction and a related bridge financing completed by us are as follows:

     . The issuance of up to $27.5 million of Series D 8% Convertible Preferred Stock. These shares will initially be convertible into our common stock based on a conversion price of $0.35 per share. Each $1.0 million of preferred shares issued will therefore initially be convertible into 2,857,143 shares of common stock (78.6 million shares in total if the full $27.5 million of preferred stock is issued).

     . The issuance of warrants and options to purchase up to 19.7 million shares at an exercise price of $0.35 per share to be granted to new management, certain affiliates and related persons.

     . The issuance of warrants to purchase shares of common stock at an exercise price of $0.35 per share to the placement agent or its designees in connection with the placement of the preferred stock, other than to excluded purchasers. 286,000 warrants will be issued for each $1 million of preferred stock (approximately 6.2 million warrants if the full $27.5 million of preferred stock is issued in the manner currently planned).

     . The issuance of warrants to purchase 14.8 million shares of common stock at an exercise price of $0.35 per share issued in connection with bridge loans made to us by a merchant bank.

     The terms of some of these securities are also subject to adjustment for certain events, including price-based adjustments related to future financings and trading prices. Included in the securities identified above are warrants issued in connection with bridge loans that will receive anti-dilution adjustments as a result of the permanent financing. The financing provides to the investors and placement agent the right to designate a majority of the board of directors and also contemplates the employment of a new senior management team. Investors will also receive registration rights.

     As of the filing of this report, the transaction described above is being negotiated but is not completed and we cannot assure you that it will be completed. At such time as the terms are finalized and we complete the financing, we will report to you by press release and one or more filings with the SEC regarding the actual terms and conditions, which could vary from those described above.

     As the proposed transaction being negotiated will involve the issuance by the Company of securities convertible into or exercisable for our common stock equal to 20% or more of the common stock or voting power outstanding before the issuance, under Rule 4460(i) of the Nasdaq Stock Market, Inc. we are required to obtain stockholder approval for this transaction, unless we are able to make a successful application to the Nasdaq Stock Market, Inc. excepting this requirement by showing: (a) the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise and (b) reliance by us on the exception is expressly approved by our Audit Committee. On June 23, 2000, we submitted an application to the Nasdaq Stock Market, Inc. for an exception to the stockholder approval requirement. On July 12, 2000, the Nasdaq Stock Market, Inc. approved our application for such exception subject to mailing of a notice to stockholders. This approval was subsequently updated and a supplemental notice is being mailed to stockholders.

     The information provided in this report is not intended to and shall not be construed as an offer to sell or a solicitation of an offer to buy any securities of the Company. These securities have not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration. This offering is being made solely to accredited investors in a private placement exempt from registration under the Securities Act of 1933. All offerees in the proposed transaction have been identified and contacted prior to the date of this report.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which is required to be implemented no later than the fourth quarter of 2000. In SAB 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to us. The adoption of SAB 101 is not expected to have a material impact on us.

Risk Factors That May Affect Future Results and Safe Harbor Statement

Investors are cautioned that this Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and working capital and its ability to finance future operations, none of which are assured; (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations; and (iv) the risk factors identified below are not represented to be a comprehensive list. In addition, the Company identifies the risk factors discussed below which may affect the Company's actual results and may cause actual results to differ materially from those contained in forward looking statements.

Risks Related to Our Business

We have a limited operating history and have not attained profitability.

Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2000 we had an accumulated deficit of $141.0 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our online network which will, in turn, allow us the opportunity to sell advertising and sponsorship designed to reach those consumers. Our business model also assumes that those users will access important healthcare needs through electronic commerce and that local healthcare participants and television stations will affiliate with us. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. We have received a report from our independent auditors for our fiscal year ended December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months.

Our business has been adversely affected by our well publicized need for additional financing.

Our need to raise additional financing has been well publicized based on our public disclosures to stockholders and numerous news stories regarding the need for Internet companies to raise additional capital, many of which have mentioned our company. Publicity regarding this situation has created a number of difficulties for us, including:

     . extended sales cycles as customers are reluctant to place orders for advertising or sponsorship in the face of uncertainty in our financial stability;

     . extended receivable cycles as some customers delay payment with the hope of negotiating discount terms due to our need for cash;

     . reduced trade credit as many vendors shorten terms or demand payment at or prior to the time goods and services are delivered;

     . challenges in employee retention and recruitment, particularly in light of a very strong market for high technology workers in Austin, Texas, where our headquarters are located; and

     . the inability to fund marketing expenditures which thereby impedes the development of our brand and the attraction of users to our Web Site.

We are actively seeking financing to stabilize our financial position in order to permit us to address the factors identified above and pursue our business strategy. We cannot provide any prediction or assurance as to how long it will take us to address these issues or whether any of these matters can fully be returned to the status that existed in 1999. We require significant additional financing in the very near future to fund operations. The terms of any such financing, if obtained, will almost certainly result in material dilution to existing stockholders and grant significant control and other rights to any new investors.

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

     . offer compelling online content, services and e-commerce opportunities;

     .    maintain our current, and develop new, affiliate relationships;

     .    attract a large number of advertisers who desire to reach our users;

     . respond effectively to the offerings of competitive providers of health information on the Internet;

     .    continue to develop and upgrade our technology;

     .    attract, retain and motivate qualified personnel; and

     . develop new revenue streams in areas such as physician services, market research, licensing of tools and other technology, and international opportunities.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business would be materially adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. These conditions have existed in the quarter ended June 30, 2000.

Important factors which could cause our results to fluctuate materially include:

     .    our ability to attract and retain users;

     . our ability to attract and retain advertisers and sponsors and maintain advertiser and sponsor satisfaction;

     .    the availability of sufficient capital to fund our business plan;

     .    traffic levels on our Internet site;

     . our ability to attract and retain customers and maintain customer satisfaction for our existing and future e-commerce offerings;

     . new Internet sites, services or products introduced by us or our competitors;

     .    the level of Internet and other online services usage;

     . our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

     .    our ability to develop new revenue streams;

     . our ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

     . technical difficulties or system downtime affecting the operation of our Web Site; and

     . our ability to attract new business partners, many of whom have become unsure of the company's long term viability based on recent adverse press coverage.

Our revenues for the foreseeable future will remain principally dependent on user traffic levels, and advertising and sponsorship activity. To a lesser extent we will also be dependent on the further development of revenue streams related to e-commerce activities, physician services, market research, sales of interactive tools and similar technology products and the level of affiliate subscriptions in our domestic and international content partner programs. Such future revenues are difficult to forecast due to, among other things, the involvement of third parties and the time lag in receiving sales data and simply because these are all new, developing businesses. In addition, we plan to increase our sales and marketing operations, obtain broader distribution for our service, expand and develop content and upgrade and enhance our technology and infrastructure development in order to support our growth.

Many of the expenses associated with these activities - for example, personnel costs, and technology and infrastructure costs - are relatively fixed in the short-term. We have endeavored over the past several months to reduce the cost of operating our business. However, we may be unable to adjust spending quickly enough to offset any unexpected revenue or capital shortfall, in which case our results of operations and liquidity would suffer materially.

Our monthly page views may fluctuate.

The amount of page views on our network may fluctuate on a monthly basis based upon a number of factors including, among others, the amount of our advertising spending, the quality of the programming on the websites we partner with, the release by us of new interactive tools for consumers to use, and seasonal effects, the result of which could have a negative impact on our revenues or ability to attract advertisers.

We must establish, maintain and strengthen our brand in order to attract users to our network and generate revenue from existing and new businesses.

In order to expand our audience of users and increase our online traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare consumers must perceive us as a trusted source of health information, and advertisers, merchants and manufacturers must perceive us as an effective marketing and sales channel for their products and services. In addition, this community must also view us as financially stable. Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot strengthen our brand. In addition, a key element of our strategy to establish, maintain and strengthen our brand is to encourage consumers to associate us with Dr. C. Everett Koop. We believe that consumers consider Dr. C. Everett Koop to be a trustworthy and credible leader in the healthcare field, although at times he has been at the center of controversy on various issues. We cannot assure you, however, that Dr. C. Everett Koop will maintain this reputation, any damage to which would materially adversely impact our business. In addition, if our relationship with Dr. C. Everett Koop terminates for any reason, we would need to change the name of our Web Site and our business, and devote substantial resources towards building a new marketing and brand strategy.

Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

A key element of our strategy is to associate our company with former U.S. Surgeon General C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the healthcare field. We are a party to a Second Amended and Restated Name and Likeness Agreement, dated June 22, 2000, with Dr. C. Everett Koop which permits us to use his image, name and likeness in connection with health-related services and products. Under this agreement, our use of Dr. C. Everett Koop's name, image or likeness is subject to his prior written approval of the resulting products, which may not be unreasonably withheld. As consideration for this extension of the Dr. Koop agreement and the previous amendment completed in August 1999, we granted Dr. C. Everett Koop options to purchase 214,400 shares of our common stock for an exercise price of $17.88 per share and options to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share. The Dr. Koop agreement is exclusive and for a term of seven years, subject to automatic renewal for additional five-year terms unless it is terminated by either party not more than 270 and not less than 180 days before the end of each term. If the Dr. Koop agreement is terminated other than due to a breach or default by us, we have the right to use the name, image or likeness of Dr. C. Everett Koop on a non-exclusive basis, and we have the right to use the name, image or likeness of Dr. C. Everett Koop on an exclusive basis with respect to any products or services involving or related to Internet-based health information, healthcare related software services and products, or electronic commerce for a period of five (5) years after the termination of the Dr. Koop agreement. Additionally, Dr. C. Everett Koop's name, image or likeness may not be licensed or otherwise conveyed to any direct competitor. If we default in our obligations and do not promptly cure the default, Dr. C. Everett Koop may terminate the Dr. Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. C. Everett Koop's name, image and likeness on the 90th day after such termination. Dr. C. Everett Koop may also terminate the Dr. Koop agreement under certain circumstances upon a change in control of our company to which Dr. Koop does not give his prior consent, in which event the agreement automatically terminates and all rights in the Koop name granted under the agreement immediately revert to Dr. Koop.

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

We have recently materially amended our major portal contracts which may result in reduced traffic to our Web Site.

In order to expand our network, in 1999 we entered into long-term portal agreements with AOL and an affiliate of The Walt Disney Company which involved the payment of significant funds and the granting of large warrant positions for prominent or exclusive carriage of our health information and services. These transactions were premised on the assumption that the traffic we would obtain from these arrangements would permit us to earn revenues in excess of the payments made to the carriage partners. These assumptions proved to be untrue, and since we were unsuccessful in generating sufficient revenues to offset these expenditures, we renegotiated these agreements.

On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we became the exclusive provider of health and related content on three Web Sites of the GO Network. Under the Infoseek agreement, drkoop.com was also the premier health content provider for ABCNews.com. The term of these agreements was for three years and they called for the payment of an aggregate of $57.9 million in cash over three years. We also issued warrants to acquire 775,000 shares of our common stock at an exercise price of $8.60 per share. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc. under which we became the premier health content provider across five AOL brands: America Online, CompuServe, AOL.com, Netscape Netcenter and Digital City. The term of the agreement was for four years for cash payments of $89 million, plus fully vested and performance-based warrants to purchase shares of our common stock. Both of these agreements were renegotiated in April 2000. The terms of these renegotiations are described generally in our Form 8-K dated April 25, 2000 and our Form 10-Q for the quarter ended March 31, 2000.

Due to our renegotiation we may receive less traffic from these portal arrangements than before the renegotiation. As renegotiated, the carriage of our service on the GO.com sites could end at any time. In recent months, however, the traffic on our site emanating from our relationship with GO.com has represented less than five percent of the traffic on our Web Site. Our relationship with AOL, as renegotiated, no longer entitles us to premier status and runs through April 2001. Traffic from AOL varies widely, but can be significant particularly when AOL elects to promote or give prominent placement to one of our interactive tools or to a news story or feature on our Web Site. We and AOL also remain party to a separate contract for which we were paid $8.0 million in advance which imposes obligations on us relating to the development of a personal medical record tool and which could be terminated if our carriage agreement is terminated, resulting in potential financial penalties.

In order to attract and retain our audience of users, we must provide health content, tools and other features, which meet the changing demands of those users.

One of our fundamental business objectives is for drkoop.com to be a trusted source for health information and services. As with any form of consumer-oriented media, we have to provide editorial content and other features such as interactive tools that consumers demand in order to continue to attract and retain our audience of users. We expect that competitive factors will create a continuing need for us to retain, improve and add to our editorial content, interactive tools and other features. We will not only have to expend significant funds and other resources to continue to improve our network, but we must also properly anticipate and respond to consumer preferences and demands. Competition for content has increased the fees charged by high quality content providers and we expect this trend to continue. The addition of new features will also require that we continue to improve the technology underlying our Web Site. These requirements are significant, and we may fail to execute on them quickly and efficiently. If we fail to expand the breadth of our offerings quickly, or these offerings fail to achieve market acceptance, our business will suffer significantly.

Our business model relies on Internet advertising and sponsorship activities, which may not be an effective or profitable marketing media and may create a perceived conflict of interest issue.

Our future is highly dependent on increased use of the Internet as an advertising medium. We expect to derive a substantial portion of our revenues from advertising and sponsorships. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions is uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenues would be materially adversely affected. Further, our relationship with advertisers and sponsors could be perceived as a conflict of interest by users regardless of the safeguards put in place to segregate our editorial and commercial activities.

Various pricing models are used to sell advertising on the Internet. For example, some arrangements rely on the display of an "impression" to a user, while others require that the user actually "click-through" to the advertiser's Web Site. It is difficult to predict which, if either, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could also be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

In order to execute our growth plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet and new media companies in doing so.

Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, we depend on the continued services of key board members, our senior management and other personnel, particularly Donald W. Hackett, President and Chief Executive Officer. Competition for personnel throughout the Internet and related new-media industry is intense. We have faced particular challenges recently in light of our well publicized liquidity issues, our low stock price which has fallen below the exercise price of many of the stock options granted to employees and a very competitive labor market for high technology workers in Austin, Texas, where our headquarters are located. Recently, a significant number of our employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. Several key positions, including Chief Operating Officer and Chief Financial Officer, are either vacant or being filled temporarily until a replacement is hired. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

We depend on third-party relationships, many of which are short-term or terminable, to generate advertising and provide us with content.

We depend, and will continue to depend, on a number of third-party relationships to increase traffic on www.drkoop.com and generate advertising and other revenues. Outside parties on which we depend include unrelated Web Site operators that provide links to drkoop.com, providers of health content and portals which provide us with carriage. Many of our arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products. We intend to produce only a portion of the health content that will be found on the drkoop.com network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. Several key content relationships are up for renewal in the next year, including the name and likeness agreement with Dr. Nancy Snyderman (May 31, 2001) and the content agreement for the Drug Checker feature. Failure to renew existing content relationships may result in a competitor acquiring a key content provider on an exclusive basis. Such an outcome could make the drkoop.com network less attractive or useful for an end user, which could reduce our advertising and e-commerce revenues.

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

Presently, a relatively limited number of consumers use our Web Site. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing consumer and customer requirements. We may not be able to accurately project the rate or timing of increases, if any, in the use of our Web Site or to expand and upgrade our systems and infrastructure to accommodate such increases. Our systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause our users to instead use the online services of our competitors. Many of our service agreements, such as those with our Community Partners, contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us or require that we refund part or all of the license fees. The loss of any of our service agreements and/or associated revenues would directly and significantly impact our business. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost, or at all.

We may have liability for information we provide on our Web Site or which is accessed from our Web Site.

Because users of our Web Site access health content and services relating to a condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online services in the past. Privacy concerns have also resulted in recent actions by the Federal Trade Commission and other government agencies. Others could also sue us for the content and services that are accessible from our Web Site through links to other Web Sites or through content and materials that may be posted by our users in chat rooms or bulletin boards. While our agreements, including those with content providers, in some cases provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the drkoop.com network as a trustworthy and dependable provider of health information and services. Allegations of impropriety, even if unfounded, could therefore have a material adverse effect on our reputation and our business.

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

We do not expect to pay dividends on our common stock, and investors should not buy our common stock expecting to receive dividends.

We have never declared or paid any cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any dividends in the foreseeable future except to the extent required by the terms of the Preferred Stock. Investors should not purchase our common stock with the expectation of receiving dividends.

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

Our business may face additional risks and uncertainties not presently known to us, which could cause our business to suffer.

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

To be successful, we must attract to our network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use health information available on our network, that consumers will access important health needs through electronic commerce using our Web Site, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. Our business model also assumes that the services provided by our network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that this practice will be accepted by consumers. Our business model is not yet proven and we have not reached break-even as to earnings or cash flow.

The Internet industry is highly competitive and changing rapidly, and we may not have the resources to compete adequately.

The number of Internet Web Sites offering users health content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of online revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for health consumers will continue to increase as the Internet develops as a communication and commercial medium. We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     . health-related online services or Web Sites targeted at consumers, such as healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     . online and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite@Home, Inc.; Lycos Corporation and GO.com which commonly distribute multiple sources of health data;

     . electronic merchants and conventional retailers that provide health goods and services competitive to those available from links on our Web Site;

     . hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payers which offer healthcare information through the Internet; and

     . healthcare information technology organizations such as Healtheon/WebMD, CareInSite, Cerner, IDX and Eclipsys.

Many of these potential competitors are likely to enjoy substantial competitive advantages compared to our company, including:

     .    the ability to offer a wider array of online products and services;

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

Since we operate an Internet-based network, our business is subject to government regulation relating to the Internet, which could impair our operations.

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

Laws and regulations have been or may be adopted with respect to the provision of health-related products and services online, covering areas such as:

     .    the regulation of medical devices;

     . the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals online;

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

     Federal and State Healthcare Regulation. We earn a service fee when users on our Web Site purchase prescription pharmacy products from certain of our e-commerce partners. The fee is not based on the value of the sales transaction. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our e-commerce revenue strategy, we believe that the service fees we receive from our e-commerce partners are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions which are subject to reimbursement under federal or state healthcare programs or to restructure our compensation to comply with any applicable anti-kickback laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause a material adverse effect on our business, results of operations and financial condition.

     State Insurance Regulation. In addition, we market insurance online, offered by unrelated third parties, and receive referral fees from those providers in connection with this activity. The use of the Internet in the marketing of insurance products is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to our activities. We have not sought or received a license under any state's insurance laws. If we were required to comply with such licensing laws, compliance could be costly or not possible. This could have a material adverse effect on our business. We plan to develop relationships with retailers, manufacturers and other providers to offer health products and services through direct links from our Web Site to their Web Site. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of health products or services over the Internet. Accordingly, we have limited experience in the sale of products and services online and the development of relationships with retailers, manufacturers or other providers of such products and services, and we cannot predict the rate at which consumers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

Consumers may sue us if any of the products or services that are sold through our Web Site are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Some of our agreements with manufacturers, retailers and other providers contain provisions intended to limit our exposure to liability claims. These limitations may not, however, prevent all potential claims, and our insurance may not adequately protect us from these types of claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage our reputation and our business.

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

Our business is dependent on the continuous, reliable and secure operation of our Web Site and related tools and functions we provide as well as the Internet generally.

We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. There have also been recent incidents involving significant disruptions to Web Sites and the Internet generally by hackers through computer viruses, "denial of service attacks" or similar actions which compromise network security and reliability or damage the personal computer and networks of users. We have also suffered service outages from time to time, although to date none of these interruptions has materially adversely affected our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also depend on third parties to provide potential users with web browsers and Internet and online services necessary for access to our Web Site. In the past, our users have occasionally experienced difficulties with Internet and other online services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

Growth of Internet businesses, particularly in the healthcare sector, may be impacted by privacy or security concerns.

In February 2000, concerns about access to consumers' private data on the Internet were raised through published reports over whether or not practices of a large third-party ad serving corporation could result in individual consumers being identified by their Internet behavior. In response to these reports, we took immediate action, such as designating a Chief Privacy Officer, launching a Privacy Center which explains to consumers issues regarding privacy online, releasing a more detailed policy statement, removing personal data "cookies" on all third party ads, and severing our business relationship with DoubleClick for the use of its "Dart" third-party ad server which was replaced by an in-house ad serving solution. In December 1999, we helped form a consortium of over a dozen eHealth companies called Health Internet Ethics (Hi-Ethics) dedicated to adopting "best practice standards" for companies in the sector. The group ratified and released privacy policies related to content, advertising, electronic commerce, and connectivity in the second quarter of 2000. We retain confidential customer information in our database, and there is no way of determining whether or not usage of health Web Sites may be adversely impacted by such concerns. While our privacy policy makes clear that no individual user data will be shared without an individual's express written consent, it is critical that the facilities and infrastructure which allows the company to enforce this policy remain secure and is perceived by consumers to be secure. Despite the implementation of privacy or security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. Security and privacy are important concerns for our company especially as we develop additional interactive tools which retain private user data on our system, and any perception that this personal data is not private and secure would likely be a severe public relations problem for our company and our brand.

  Any financing activity by our company will result in dilution to current stockholders.

     If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities will most likely have rights, preferences or privileges senior to those of existing stockholders. Further, at the present there is little if any ability for Internet content companies targeted to specific consumer markets, such as drkoop.com, to raise capital in the public markets. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance editorial content, features or services, or otherwise respond to competitive pressures would be significantly limited.

  Market prices of emerging Internet companies have been highly volatile, and the market for our stock has exhibited volatility as well.

     The stock market has experienced significant price and trading volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been extremely volatile. In March and April 2000, most Internet companies oriented towards consumer markets, including drkoop.com, suffered significant reductions in their share prices resulting in deep discounts to their trading prices in late 1999 and early 2000. Investors may not be able to resell their shares at or above the purchase price prevailing in the market. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation has been commenced against our company and could result in substantial costs and a diversion of management's attention and resources.

  The large number of shares eligible for public sale could cause our stock price to decline.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. This circumstance could become a significant issue if we sell securities in private placements at such time as the shares sold are either registered or may be resold in reliance on Rule 144. The availability of convertible securities and warrants may also facilitate hedging, short selling and other trading strategies which often result in market volatility.

  Our continued Nasdaq National Market listing is not assured.

     Our common stock is presently authorized for quotation on the Nasdaq National Market. We have requested and received from Nasdaq a written waiver from their requirement that we receive stockholder approval of a private placement offering. Nonetheless, we remain subject to all requirements of our listing agreement with Nasdaq. Among the events which could cause us to have our status as a National Market Issuer terminated are:

     . failure to maintain a minimum bid price for the common stock of either $1.00 per share or $5.00 per share, depending on, among other things, whether or not tangible net assets for the Company is greater than or less than $4 million;

     . failure to maintain an audit committee which comports to the independence and other standards of the Nasdaq and the SEC; and

     . failure to timely hold annual meetings of stockholders and comply with other corporate governance requirements.

     We intend promptly to notice and hold an annual meeting of stockholders once our financial position is stabilized. Our ability to meet the $4 million tangible asset requirement in order to use the $1.00 per share minimum bid test is dependent to a significant extent on the completion of new financing which is treated as equity for financial reporting purposes. This treatment cannot be assured. We also have recently had trading days below the $1 minimum bid which could result in delisting or the need to complete a reverse stock split. If we lose our Nasdaq National Market status, our common stock would trade either as a Nasdaq Small Cap issue or in the over-the-counter market, both of which are viewed by most investors as less desirable, less liquid marketplaces. Loss of our Nasdaq National Market status would also complicate compliance with state blue sky laws and permit termination of our AOL agreements.

  Forward-looking statements contained in this Memorandum may not be realized.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks faced by us described above and elsewhere in this prospectus. We undertake no obligation after the date of this report to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

We are aware that several law firms have disseminated press releases announcing that one or more of these law firms is filing or has filed a class action lawsuit against the Company. The first such lawsuit was filed on or about July 14, 2000 in the United States District Court for the Western District of Texas on behalf of purchasers of the securities of drkoop.com, Inc. alleging violations of the federal securities laws in a case captioned as William Gambino, on behalf of himself and other [sic] similarly situated, vs. drkoop.com, Inc., Donald Hackett, C. Everett Koop, Nancy Snyderman, John F. Zaccaro and Neal K. Longwill. We are aware that six additional lawsuits (most of which are substantially identical to each other) have also been filed. To date we have been served with process or received formal requests to waive process in most of these actions. Other lawsuits may have been filed that we are not aware of. Each suit that we are aware of alleges violations of the federal securities laws and lists as defendants drkoop.com, Inc. and certain present and prior directors and officers of the Company. The time for us to respond to the complaints in each of these actions has not yet expired. It is common for multiple similar lawsuits such as those described above to be consolidated into a single case. We believe that the claims asserted in the lawsuits we are aware of are without merit and intend to defend these litigations vigorously. Our counsel has also received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the circumstances surrounding the allegations in the litigations described above, and asking that the Company voluntarily provide information regarding such events and circumstances. This letter states that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. In addition, we have also received a letter demanding that drkoop.com, Inc. assert various claims that the letter asserts that we have for alleged breaches of fiduciary duty and other matters against certain present and prior directors and officers in a stockholders derivative action. The alleged claims identified in this letter will be reviewed by our board of directors as required under applicable law. Our counsel has also received a letter from an attorney representing one of the purchasers of a convertible promissory note issued by the Company, which asserts a claim for $208,000 based on the allegation that the purchaser was misinformed as to the length of the holding period upon conversion of this note into common stock of the Company.

We cannot predict the outcome of the litigation described above or the extent to which the costs of defense and any settlement or award will be covered by our insurance policies.

Item 2.   Changes in Securities and Use of Proceeds

(c)  Private Placements of Securities.

     In April 2000, 3,500,000 shares of common stock were issued to America Online, Inc. in connection with the amendment of a business arrangement.

     In April 2000, warrants to purchase 820,000 shares of common stock were issued to an affiliate of The Walt Disney Company in connection with the amendment of a business arrangement.

     In June 2000, warrants to purchase an aggregate of 6.5 million shares of common stock (subject to adjustment for certain events including price-based anti-dilution adjustments related to future financings and trading prices) were issued in connection with bridge loans made or committed to the Company.

     These issuances were exempt from registration under Section 4(2) under the Securities Act of 1933 and Regulation D promulgated thereunder.

(d)  Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-73459) relating to an initial public offering of our common stock, was June 8, 1999. A total of 10,781,250 shares of our common stock were sold to an underwriting syndicate, including the exercise of the 15% over allotment. The managing underwriters were Bear, Stearns & Co. Inc., Hambrecht & Quist LLC, and Wit Capital Corporation. The offering commenced and completed on June 8, 1999, at an initial public offering price of $9.00 per share. The initial public offering resulted in gross proceeds of $97.0 million, $6.8 million of which was applied to the underwriting discount and approximately $1.7 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $88.5 million. From the date of receipt through June 30, 2000, the net proceeds of the initial public offering were used to fund operating losses and for general corporate purposes, including expansion of our network, advertising, brand promotion, content development and working capital or invested in an interest bearing money market account. None of the net proceeds of the offering were paid, directly or indirectly, to any director, officer or general partner of drkoop.com, Inc., or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliates.

Item 3.   Defaults Upon Senior Securities.

  Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

As of August 14, 2000, our Board of Directors consists of Dr. C. Everett Koop, John Zacarro, Donald Hackett and Dr. Nancy Snyderman.

In connection with arranging permanent financing, we have obtained a written waiver from the Nasdaq National Market to its standard requirement that stockholder approval be obtained in advance of any private placement of equity securities at less than market prices if the transaction would result in shares of common stock representing more than 19.9 percent of the outstanding stock being issued. This waiver was granted in concurrence with the assessment of our audit committee that our liquidity needs require that the financing be pursued and, hopefully, completed before a proxy statement could have been prepared and a special meeting of stockholders noticed and held. In compliance with the requirements of Nasdaq, on July 14, 2000 we mailed to our stockholders a notice of the granting of this waiver. Nothing contained in this report is intended to constitute an offer to sell or the solicitation of any offer to purchase securities of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

  The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K for the quarter ended June 30, 2000.

  Report on Form 8-K filed on April 25, 2000: The text of two press releases, one regarding the restructuring of the AOL agreements and the engagement of Bear, Stearns & Co., Inc. to explore strategic alternatives for the company, and the other regarding the restructuring of the GO.com agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                drkoop.com, Inc.


Date:  August 21, 2000          /s/   Susan M. Georgen Saad
                                ----------------------------------
                                Name    Susan M. Georgen Saad
                                Title:  Acting Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number      Exhibit Title

10.57+ First Amendment to Interactive Services Agreement by and between the Company and America Online, Inc. effective April 12, 2000.

10.58+ Amendment to Distribution Agreement by and between the Company and Buena Vista Internet Group and by and between the Company and Infoseek Corporation effective April 15, 2000.

10.59 Warrant to Purchase 820,000 Shares of Common Stock Issued to Infoseek Corporation dated April 24, 2000.

10.60 Registration Agreement by and between the Company and Adventist Health System Sunbelt Healthcare Corporation effective April 18, 2000.

10.61 Second Amended and Restated Name and Likeness Agreement by and between the Company and Dr. C. Everett Koop effective June 22, 2000.

10.62 Placement Agency Agreement by and between the Company and Commonwealth Associates, L.P. dated June 23, 2000.

10.63 General Security Agreement by and among the Company, Commonwealth Associates, L.P. and ComVest Venture Partners, L.P. dated June 23, 2000.

10.64 Registration Rights Agreement by and among the Company, Commonwealth Associates, L.P. and ComVest Capital Management, LLC dated June 23, 2000.

10.65 8% Senior Secured Promissory Note by and between the Company and ComVest Venture Partners, L.P. dated June 23, 2000.

10.66 8% Senior Secured Promissory Note by and between the Company and Commonwealth Associates, L.P. dated June 23, 2000.

10.67 Warrant to Purchase 3,200,000 Shares of Common Stock Issued to ComVest Venture Partners, L.P. dated June 2000.

10.68 Warrant to Purchase 800,000 Shares of Common Stock Issued to Commonwealth Associates, L.P. dated June 23, 2000.

10.69 Warrant to Purchase 2,500,000 Shares of Common Stock Issued to ComVest Venture Partners, L.P. dated June 30, 2000.

10.70 Credit Agreement by and between the Company and Commonwealth Associates, L.P. dated June 30, 2000.

10.71 Promissory Note by and between the Company and Commonwealth Associates, L.P. dated June 5, 2001.

10.72 Employment Agreement Extension by and between the Company and Donald W. Hackett dated June 16, 2000.

10.73 Employment Agreement Extension by and between the Company and Louis A. Scalpati dated June 16, 2000.

10.74 Agreement and Complete Release by and between the Company and Peter Brumleve dated April 12, 2000.

10.75 Agreement and Complete Release by and between the Company and Ian Bagnall dated June 6, 2000.

10.76 Agreement and Complete Release by and between the Company and Susan M. Georgen-Saad dated July 5, 2000.

10.77 Agreement and Complete Release by and between the Company and John Osborne dated July 7, 2000.

10.78 Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27, 2000.

10.79 Amendment to Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27, 2000.

27.1                Financial Data Schedule

+ Confidential Treatment Requested