Form 10-Q/A
period 2000-06-30
DRKOOP COM INC
filed 2000-09-01
CIK 1073794

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

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

================================================================================
                                drkoop.com, Inc.
                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q
                      For the Quarter Ended June 30, 2000

This Amendment to the Company's Form 10-Q for the quarter ended June 30, 2000 is being filed solely for the purpose of correcting a line item to the presentation of the basic and diluted net loss per share for the six months ended June 30, 1999 in the Income Statement on page 4 of the Company's Form 10-Q for the quarter ended June 30, 2000 filed on August 21, 2000. The basic and diluted net loss per share for the six months ended June 30, 1999 should have read $3.75 rather than $1.40. No change was made in the Year 2000 financial statements. The entire Income Statement, as corrected, is restated below.

No other provision of the Company's Form 10-Q for the quarter ended June 30, 2000 is amended hereby.

Item 1: Financial Information


                                drkoop.com, Inc.
                       Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                      -----------------------------   ---------------------------
                                                              2000            1999           2000           1999
                                                          --------        --------       --------       --------

Revenue:
 Content subscription and software license                $    854        $    238       $  1,683       $    454
 Advertising and sponsorship                                 1,657             781          5,566            962
 E-commerce and other                                           12              --             17              7
                                                          --------        --------       --------       --------
                                                             2,523           1,019          7,266          1,423
                                                          --------        --------       --------       --------

Operating expenses:
 Production, content and product development                 5,361           2,110         11,147          3,145
 Sales and marketing                                        24,916           8,010         44,281         10,058
 General and administrative                                  4,828           1,740          8,830          2,844
 Amortization of deferred stock compensation                   553             592          1,205          1,074
 Write off of investment and intangible assets               7,444              --          7,444             --
                                                          --------        --------       --------       --------
    Total operating expenses                                43,102          12,452         72,907         17,121
                                                          --------        --------       --------       --------

Loss from operations                                       (40,579)        (11,433)       (65,641)       (15,698)

Interest income                                                 18              67            323             36
                                                          --------        --------       --------       --------

    Net loss                                               (40,561)        (11,366)       (65,318)       (15,662)

Accretion of redeemable securities to fair value                --          (6,319)            --        (17,255)

Dividend to preferred stockholders                              --              --             --         (9,147)
                                                          --------        --------       --------       --------

Net loss attributable to common stockholders              $(40,561)       $(17,685)      $(65,318)      $(42,064)
                                                          ========        ========       ========       ========

Basic net loss per share attributable
  common stockholders                                       $(1.18)         $(1.28)        $(2.01)        $(3.75)
                                                          ========        ========       ========       ========

Weighted average shares used in computing basic
   net loss per share attributable to common
   stockholders                                             34,312          13,810         32,555         11,207
                                                          ========        ========       ========       ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              drkoop.com, Inc.


Date:  September 1, 2000                      /s/ Richard M. Rosenblatt
                                              ----------------------------------
                                              Name    Richard M. Rosenblatt
                                              Title:  Chief Executive Officer