Form 10-Q
period 2000-09-30
DRKOOP COM INC
filed 2000-11-14
CIK 1073794

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-26275

                                drkoop.com, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                74-2845054
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification Number)

                          7000 North Mopac, Suite 400
                              Austin, Texas 78731
                    (Address of principal executive offices)

                               ----------------


      (512) 583-5667 (Registrant's telephone number, including area code)

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

     As of November 7, 2000 there were 39,589,902 shares of the Registrant's common stock outstanding, which does not include shares of common stock issuable upon exercise or conversion of outstanding preferred stock, warrants and options.

================================================================================
                                drkoop.com, Inc.
                                   FORM 10-Q
                      For the Quarter Ended September 30, 2000
                                     INDEX

PART I.   FINANCIAL INFORMATION                                                          PAGE
Item 1.  Financial Statements

Condensed Balance Sheets at September 30,2000 (Unaudited) and December 31,1999.........     3

Condensed Statements of Operations for the three and nine months ended
     September 30, 2000 and 1999 (Unaudited)...........................................     4

Condensed Statement of Changes in Stockholders' Equity for the nine months
     Ended September 30, 2000 (Unaudited)..............................................     5

Condensed Statements of Cash Flows for the nine months ended
     September 30, 2000 and 1999(Unaudited)............................................     6

Notes to Condensed Financial Statements (Unaudited)....................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................................    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....................    27

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................    28

Item 2.  Changes in Securities and Use of Proceeds.....................................    29

Item 3.  Defaults Upon Senior Securities...............................................    32

Item 4.  Submission of Matters to a Vote of Security Holders...........................    32

Item 5.  Other Information.............................................................    32

Item 6.  Exhibits and Reports on Form 8-K..............................................    32

SIGNATURES.............................................................................    32

Item 1: Financial Information

                                drkoop.com, Inc.
                            Condensed Balance Sheets
                      (in thousands, except share amounts)



                                                                         September 30,   December 31,
                                                                             2000            1999
                                                                         ------------    ------------
               Assets                                                    (unaudited)
Current assets
      Cash and cash equivalents                                          $    17,361     $     35,706
      Trade accounts receivable, net                                           1,710            6,532
      Other receivable                                                             -            4,000
      Prepaids and other                                                      18,064           22,862
                                                                         ------------    ------------
                      Total current assets                                    37,135           69,100
                                                                         ------------    ------------
Property and equipment, net                                                    9,631           10,435
Investment in HealthMagic                                                          -            5,000
Intangible assets, net                                                             -            2,778
Other assets                                                                     390           12,407
                                                                         ------------    ------------
                      Total assets                                       $    47,156     $     99,720
                                                                         ============    ============

               Liabilities and Stockholders' Equity
Current liabilities:
      Trade accounts payable                                             $     3,726     $      8,197
      Accrued liabilities                                                      3,329            8,711
      Leases payable                                                           1,082              473
      Related party payables                                                       -                2
      Deferred credit                                                          2,000            2,000
      Deferred revenue                                                         1,675            3,415
                                                                         ------------    ------------
                      Total current liabilities                               11,812           22,798
                                                                         ------------    ------------


Leases payable, less current portion                                           1,056              605
Deferred credit                                                                3,500            5,000
                                                                         ------------    ------------
                      Total liabilities                                       16,368           28,403
                                                                         ------------    ------------

Stockholders' equity:
      Series D Convertible preferred stock, par value
        $.001; 15,000,000 shares authorized; liquidation
        value $41,250; 2,750,000 and -0- shares issued
        and outstanding at September 30, 2000 and
        December 31, 1999                                                          3                -
      Common stock, par value $.001; 100,000,000 shares
        authorized; 37,656,487 and 30,508,324 shares
        issued and outstanding at September 30, 2000
        and December 31, 1999                                                     38               30

Additional paid-in capital                                                   209,674          149,447
Deferred stock compensation                                                   (7,504)          (2,447)
Accumulated deficit                                                         (171,423)         (75,713)
                                                                         ------------    ------------
                      Total stockholders' equity                              30,788           71,317
                                                                         ------------    ------------

                      Total liabilities and stockholders' equity         $    47,156     $     99,720
                                                                         ============    ============



   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (Unaudited)

                                                      Three Months                     Nine Months
                                                   Ended September 30,             Ended September 30,
                                               ---------------------------      -------------------------
                                                     2000         1999              2000        1999
                                                  ---------    ---------         ---------   ---------
Revenue:
  Content subscription and software license       $     838    $     459         $   2,521   $     913
  Advertising and sponsorship                         1,193        2,402             6,759       3,364
  E-commerce and other                                   15           49                32          56
                                                  ---------    ---------         ---------   ---------
                                                      2,046        2,910             9,312       4,333
                                                  ---------    ---------         ---------   ---------

Operating expenses:
  Production, content and product development         3,845        2,390            14,992       5,535
   (excludes stock-based charges of $334, $289,
    $950 and $574)
  Sales and marketing                                 1,847       17,842            39,057      27,774
   (excludes stock-based charges of $9,612, $938,
    $16,828 and $1,213)
  General and administrative                          2,537        2,246            11,367       5,091
   (excludes stock-based charges of $7,008, $355,
    $7,453 and $994)
  Stock-based charges                                16,954        1,582            25,231       2,781
  Write off of investment and intangible assets          --           --             7,444          --
                                                  ---------    ---------         ---------   ---------
       Total operating expenses                      25,183       24,060            98,091      41,181
                                                  ---------    ---------         ---------   ---------

Loss from operations                                (23,137)     (21,150)          (88,779)    (36,848)

Interest income, net                                      5          550               329         587
  (excludes stock-based charges of $7,260, $0,
   $7,260, and $0)
Interest expense-non-cash                            (7,260)          --            (7,260)         --
                                                  ---------    ---------         ---------   ---------
       Net loss                                     (30,392)     (20,600)          (95,710)    (36,261)

Beneficial conversion feature related
  to Series D preferred stock                       (27,500)          --           (27,500)         --

Accretion of redeemable securities to fair value         --           --                --     (17,255)

Dividend to preferred stockholders                       --           --                --      (9,147)
                                                  ---------    ---------         ---------   ---------
Net loss attributable to common stock             $ (57,892)   $ (20,600)        $(123,210)  $ (62,663)
                                                  =========    =========         =========   =========
Net loss per common share:
   Basic and diluted                              $   (1.60)   $   (0.68)        $   (3.65)  $   (3.56)
                                                  =========    =========         =========   =========
Basic and diluted weighted average shares
   outstanding                                       36,222       30,137            33,789      17,581
                                                  =========    =========         =========   =========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
            Condensed Statement of Changes in Stockholders' Equity
                                (in thousands)
                                  (Unaudited)


                                                   Preferred Stock    Common Stock    Additional  Deferred
                                                   ---------------   ---------------    Paid-in    Stock      Accumulated
                                                  Shares     Amount  Shares   Amount    Capital  Compensation   Deficit     Total
                                                  ------    -------  ------   ------    -------  ------------  ---------  ----------
Balance at December 31, 1999                          --    $    --  30,508   $   30   $149,447   $    (2,447) $ (75,713)  $ 71,317
Issuance of stock under employee plans                --         --     674        1        728            --         --        729
Deferred stock compensation                           --         --      --       --        825          (825)        --         --
Amortization of deferred stock compensation           --         --      --       --         --           652         --        652
Net loss for three months ended March 31, 2000        --         --      --       --         --            --    (24,757)   (24,757)
                                                  ------    ------- -------  -------   --------   -----------  ---------  ---------
Balance at March 31, 2000                             --         --  31,182       31    151,000        (2,620)  (100,470)    47,941
Issuance of stock under employee plans                --         --     164       --         64            --         --         64
Issuance of stock to partner                          --         --   3,500        4      9,621            --         --      9,625
Issuance of warrants                                  --         --      --       --      6,828            --         --      6,828
Deferred stock compensation                           --         --      --       --         65           (65)        --         --
Amortization of deferred stock compensation           --         --      --       --         --           552         --        552
Net loss for three months ended June 30, 2000         --         --      --       --         --            --    (40,561)   (40,561)
                                                  ------    ------- -------  -------   --------   -----------  ---------  ---------
Balance at June 30, 2000                              --         --  34,846       35    167,578        (2,133)  (141,031)    24,449
Issuance of Series D preferred stock, net          2,750          3      --       --     24,622            --         --     24,625
Issuance of stock under employee plans                --         --     209       --        106            --         --        106
Issuance of warrants                                  --         --      --       --      5,940            --         --      5,940
Forfeiture of stock options upon termination          --         --      --       --       (441)          845         --        404
Issuance of stock for debt settlement                 --         --   2,602        3      2,135            --         --      2,138
Deferred stock compensation                           --         --      --       --      9,734        (9,734)        --         --
Amortization of deferred stock compensation           --         --      --       --         --         3,518         --      3,518
Net loss for the three months ended September
  30, 2000                                            --         --      --       --         --            --    (30,392)   (30,392)
                                                  ------    ------- -------  -------   --------   -----------  ---------  ---------
Balance at September 30, 2000                      2,750    $     3  37,657  $    38   $209,674    $   (7,504) $(171,423)  $ 30,788
                                                  ======    ======= =======  =======   ========   ===========  =========  =========




The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                      Condensed Statements of Cash Flows
                                (in thousands)

                                                                            Nine Months Ended
                                                                                September 30,
                                                                          --------------------
                                                                            2000        1999
                                                                          --------    --------
                                                                                (unaudited)
   Operating Activities:
    Net loss                                                              $(95,710)   $(36,261)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                                     4,238       1,488
           Amortization of stock-based charges                              25,231       2,781
           Amortization of non-cash interest expense                         7,260          --
           Provision for doubtful accounts                                     984         100
           Interest accretion on convertible notes payable                      --          94
           Write-off of investment and intangible asset                      7,444          --

    Changes in assets and liabilities:
           Accounts receivable                                               3,838      (2,778)
           Other receivable                                                  4,000          --
           Prepaids and other assets                                        12,929     (21,180)
           Accounts payable                                                 (4,471)      3,628
           Accrued and other liabilities                                    (5,103)      5,071
           Related party payables                                               (2)       (991)
           Deferred revenue                                                 (1,739)      5,562
           Deferred credit                                                  (1,500)         --
                                                                          --------    --------
                Cash used in operating activities                          (42,601)    (42,486)
                                                                          --------    --------

Investing Activities:
    Purchase of furniture, fixtures and equipment                           (1,081)     (6,483)

                                                                          --------    --------
                Cash used in investing activities                           (1,081)     (6,483)
                                                                          --------    --------

Financing Activities:
    Proceeds from issuance of preferred stock, net                          24,625       3,500
    Proceeds from issuance of convertible notes payable                         --       5,775
    Proceeds from exercise of stock options                                    293         323
    Proceeds from issuance of common stock, net                                419      88,448
    Proceeds from borrowing on bridge loan and line of credit                1,900          --
    Repayment of borrowings                                                 (1,900)         --
                                                                          --------    --------
                Cash provided by financing activities                       25,337      98,046
                                                                          --------    --------

    (Decrease) / increase in cash and cash equivalents                     (18,345)     49,077

    Cash and cash equivalents at beginning of period                        35,706          --

                                                                          --------    --------
    Cash and cash equivalents at end of period                            $ 17,361    $ 49,077
                                                                          ========    ========

    The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              September 30, 2000


NOTE 1 - ORGANIZATION

drkoop.com, Inc. (the "Company"), a Delaware corporation, operates an Internet-based consumer healthcare network, consisting of an interactive website providing consumers with healthcare information and services, as well as affiliate relationships with portals, other websites, local healthcare organizations and traditional media outlets. The Company also develops internet enabled software tools for use on its website and licensing to third parties.

NOTE 2 - BASIS OF PRESENTATION

The condensed financial statements included herein are unaudited and reflect all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1999, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

NOTE 3 - PREFERRED STOCK

In August, 2000 the Company completed a Private Placement ("Private Placement") of 2,750,000 shares of Series D 8% convertible preferred stock ("Preferred Stock"). The Preferred Stock was issued for $10 per share and has a liquidation preference of $15 per share, plus accrued and unpaid dividends. The 2,750,000 preferred shares may be converted into 78,571,428 shares of common stock, reflecting a conversion price of $0.35 per share, subject to adjustment. Associated with this transaction, the Company recorded a beneficial conversion feature charge of $27.5 million.

In connection with the Private Placement, the Company issued options to purchase 13,371,000 shares of common stock for $0.35 per share to certain new employees. The options vest 25% immediately and an additional 25% on the first, second and third anniversaries of August 22, 2000.

Warrants were issued to certain investors to purchase 6,350,431 shares of common stock at $0.35 per share, subject to adjustment. 2,721,431 of the warrants were exercisable in full immediately. The remaining 3,629,000 are exercisable immediately for up to 25% of the shares and for up to an additional 25% of the shares on the first, second and third anniversaries of August 22, 2000. Warrants to purchase 6,142,857 shares of common stock at $0.35 per share (subject to adjustment) were also issued to the placement agent and are exercisable in full immediately. All of these warrants have a five year term. The warrants that were immediately exercisable of 2,721,431 and 6,142,857 are recorded at a fair value of $1.04 per share and $1.15 per share, respectively, which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 164% volatility; risk-free rate of 5.0% and a legal life of five years. The Company treated the $9.9 million as an offering cost of the Private Placement.

Also, the Company restructured certain warrants previously issued to the placement agent and its affiliate related to a bridge loan and line of credit. In connection with the consummation of the Private Placement, the placement agent and its affiliate converted warrants to purchase 6,900,000 shares of common stock for $0.75 into warrants to purchase 14,785,714 shares of common stock for $0.35 per share, subject to adjustment. These warrants have a seven year life and are exercisable November 1, 2000. The Company recorded non-cash interest expense of $7.3 million associated with these warrants in the quarter ended September 30, 2000 (see note 7).

NOTE 4 - NET LOSS PER SHARE

Basic earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by giving effect to all dilutive potential common shares that were outstanding during the period. The Company has excluded all preferred stock and outstanding stock options and warrants from the calculation of diluted net loss per share because all such securities are antidilutive for all periods presented.

NOTE 5 - PREPAIDS AND OTHER ASSETS

Prepaids and other assets are comprised of the following (in thousands):

                                                                                   September 30,   December 31,
                                                                                        2000            1999
                                                                                   -------------- ----------------
Prepaid portal expense                                                                     $3,781          $16,088
Prepaid warrant expense                                                                    12,075            5,578
Prepaid content expense                                                                     1,510              436
Employee receivables                                                                            5              230
Other prepaids                                                                                693              530
                                                                                   -------------- ----------------
   Total                                                                                 $ 18,064          $22,862
                                                                                   ============== ================

NOTE 6 - OTHER ASSETS

Other assets are comprised of the following (in thousands):

                                                                                   September 30,   December 31,
                                                                                        2000            1999
                                                                                   -------------- ----------------
Prepaid warrant expense, non-current                                                      $     0          $11,773
Deposits                                                                                      140              384
Pledged certificate of deposit                                                                250              250
                                                                                   -------------- ----------------
   Total                                                                                  $   390          $12,407
                                                                                   ============== ================

NOTE 7 - BRIDGE LOAN AND LINE OF CREDIT

In June 2000, the Company borrowed $1.5 million from ComVest Venture Partners, L.P. and Commonwealth Associates, L.P. ("Commonwealth"). In conjunction with these notes, the Company issued to Commonwealth warrants to purchase 4.0 million shares of the Company's stock at $0.75 per share. The Company recorded a discount of $1.2 million on the notes associated with the issuance of these warrants, which was amortized to interest expense over the period of the loan, which was repaid from the proceeds of the Private Placement.

On June 30, 2000 the Company entered into a line of credit agreement with Commonwealth for up to $3.0 million. In consideration of the agreement, the Company issued to Commonwealth warrants to purchase 2.5 million shares of the Company's stock at $0.75 per share. On August 14, 2000 the Company borrowed $400,000 under the line of credit, which was repaid from the proceeds of the Private Placement. Under the terms of the credit agreement, the Company issued to Commonwealth warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.75 per share.

In connection with the consummation of the Private Placement, the warrants to purchase 6,900,000 shares of common stock for $0.75 were converted into warrants to purchase 14,785,714 shares of common stock for $0.35 per share. These warrants have a seven-year life and are exercisable November 1, 2000. The 14,785,714 warrants are recorded at a fair value of $1.06 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 164% volatility; risk-free rate of 5.0% and a legal life of seven years. The Company recorded non-cash interest expense of $7.3 million associated with these warrants in the quarter ended September 30, 2000.

NOTE 8 - STOCK-BASED CHARGES

In connection with the Private Placement in August 2000, the Company recorded stock-based charges totaling $20.8 million, including $9.7 million in deferred compensation. Of the $20.8 million, the Company expensed $13.7 million during the three and nine months ended September 30, 2000, consisting of amortization of private placement warrants, deferred compensation and financing warrants of $3.8 million, $2.6 million and $7.3 million, respectively. The Company recorded additional non-cash deferred compensation expense of $882,000 and $839,000 for the three months ended September 30, 2000 and 1999, respectively, and $2.1 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively. Deferred stock compensation is recorded for the difference between the exercise price and the fair market value of certain stock options granted to its employees. The deferred stock compensation is being amortized over the four-year vesting period of such options.

The Company also recognized stock-based charges of $488,000 related to agreements with GO.com for the nine months ended December 31, 1999 and stock-based charges of $3.7 million for the three and nine months ended September 30, 2000, related to the Go.com agreements. The Company recognized stock-based charges of $312,000 related to agreements with AOL, net of fees earned under the DSA, for the nine months ended December 31, 1999 and stock-based charges of $5.7 million and $12.3 million for the three and nine months ended September 30, 2000, respectively, related to the AOL agreements. Other stock-based charges include a charge related to the 2,600,000 shares of common stock for the settlement of contracts with certain of the Company's trade creditors.

Amortization of stock-based charges consist of the following (in thousands):

                                       Three months ended September 30,   Nine months ended September 30,
                                       -------------------------------    -------------------------------

                                            2000            1999                  2000         1999
                                          --------       --------              --------     --------
Private placement warrants                $  3,789       $      0              $  3,789     $      0
Deferred stock compensation                  3,518            839                 4,722        1,912
GO warrants                                  3,684            488                 3,684          488
AOL warrants                                 5,656            186                12,312          312
Other                                          307             69                   724           69
                                          --------       --------              --------     --------
  Total operating expense                   16,954          1,582                25,231        2,781
Non-cash interest                            7,260              0                 7,260            0
                                          --------       --------              --------     --------
   Total                                  $ 24,214       $  1,582              $ 32,491     $  2,781
                                          ========       ========              ========     ========

NOTE 9 - COMMITMENTS & CONTINGENCIES

Portal Agreements

GO.com  (Infoseek and Buena Vista Internet Group)

On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, each a unit of The Walt Disney Company (collectively, "GO.com" or the "GO network"), under which the Company became the exclusive provider of health and related content on three websites of the Go
Network: GO.com Health Center, ESPN.com Training Room and the Family.com Health Channel. Under the Infoseek agreement, the Company also became the premier health content provider for ABCnews.com. Under these agreements, users on the Go Network were to be able to access various health information, services, interactive tools and commerce opportunities through a co-branded website served by the Company.

The term of both agreements was originally three years with the ability to terminate the relationship after two years. The Company was scheduled to pay Infoseek and the Buena Vista Internet Group $57.9 million in total cash consideration and warrants to purchase 775,000 shares of common stock at an exercise price of $8.60 per share over the full three-year term.

Effective April 15, 2000, Infoseek Corporation, the Buena Vista Internet Group and the Company entered into an amendment to the original agreements. In exchange for additional cash payments of $5.3 million, an additional 820,000 warrants to purchase common stock at an exercise price of $1.25, and acceleration of the vesting of the initial warrants, the original agreements were terminated effective July 15, 2000 without further obligation for either party. Due to the anti-dilution rights of the $8.60 warrants the Company issued an additional 890,000 warrants on the same terms and price. The newly-issued $1.25 warrants are to be exercisable on or after July 15, 2000 and are recorded at a fair value of $1.91 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 100% volatility; risk-free interest rate of 5.0% and a legal life of 3 years.

The Company recognized total sales and marketing expense of $6.9 million and stock-based charges of $488,000 related to agreements with GO.com for the year ended December 31, 1999; and sales and marketing expense of $0 and $10.6 million and stock-based charges of $3.7 million and $3.7 million for the three and nine months ended September 30, 2000, respectively, related to the Go.com agreements.

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

The Company recognized total sales and marketing expense of $11.6 million and stock-based charges of $312,000 related to agreements with AOL, net of fees earned under the DSA, for the year ended December 31, 1999; and sales and marketing expense of $1.4 million and $7.9 million and stock-based charges of $5.7 million and $12.3 million for the three and nine months ended September 30, 2000, respectively, related to the AOL agreements.

Severance Agreements

In May and June, 2000, the Company's Executive Vice President, Marketing, Executive Vice President and General Manager, Healthcare Division, and its Senior Vice President, Chief Internet Strategist resigned. In July 2000 the Company's Chief Operating Officer and Chief Financial Officer resigned. As a condition to the severance of these employment relationships, the Company entered into agreements and complete releases with each of the individuals. Under the agreements, the Company agreed to accelerate the vesting of the individuals' stock options and to pay the individuals a gross sum totaling $728,500, which will be paid out in twelve equal monthly installments to the individuals. In addition, in August 2000, the Company terminated the employment of Donald Hackett, the Company's former Chief Executive Officer. The Company expects to continue paying Mr. Hackett his salary of $238,850 for up to one year following the date of termination.

Legal Matters

The Company is aware of eleven substantially-identical class action lawsuits that have been filed in the United States District Court for the Western District of Texas against the Company and certain of its present and former officers and directors. Other lawsuits may have been filed of which the Company is not aware. All of the lawsuits that the Company is aware of have been filed on behalf of purchasers of the securities of drkoop.com, Inc. and allege violations of the federal securities laws. The first such lawsuit was filed on July 14, 2000 and is captioned William Gambino, on behalf of himself and all others similarly situated, v. drkoop.com, Inc., Donald Hackett, C. Everett Koop, Nancy Snyderman, John F. Zaccaro, and Neal K. Longwill. To date the Company has either been served with process or complied with a request to waive the service of process with respect to all except one of the lawsuits. The time for the Company to respond to the complaints in the lawsuits has not yet expired.

On October 16, 2000, the District Court entered an order consolidating the eleven lawsuits described above, as well as all other substantially-identical class action lawsuits, into a single lawsuit (the "Consolidated Action") captioned In re drkoop.com, Inc. Securities Litigation. In addition, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class. The Court also approved lead plaintiffs' selection of lead plaintiffs' counsel. On November 7, 2000, the Court entered a scheduling order in the Consolidated Action providing for lead plaintiffs to file an amended consolidated complaint, and for the Company to respond to the amended consolidated complaint. The Company believes that the claims alleged in the lawsuits comprising the Consolidated Action are without merit and intends to defend the Consolidated Action vigorously.

The Company's counsel has received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the events and circumstances surrounding the allegations in the lawsuits comprising the Consolidated Action, and asking that the Company voluntarily provide the SEC with information regarding such events and circumstances. The SEC letter states that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letter was commenced by order of the SEC dated August 16, 2000.

The Company has received a letter demanding that the Company initiate a derivative action asserting various claims that the letter alleges that the Company has against certain of its present and former officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing. As required under applicable law, the Company's board of directors is currently evaluating the alleged claims identified in the letter.

The Company's counsel has received a letter from an attorney representing one of the purchasers of a convertible promissory note issued by the Company, which asserts a claim for $208,000 based on the allegation that the purchaser was misinformed as to the length of the holding period upon conversion of the note into common stock of the Company.

The Company cannot predict the outcome of the litigation described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies.

Effective April 18, 2000 the Company and HealthMagic, Inc. ("HMI") entered into a Settlement Agreement and Mutual General Releases ("Settlement"). Under the terms of the Settlement, the business relationship between the Company and HMI was terminated; HMI transferred back to the Company the previously acquired intellectual property; the Company rescinded and returned its 10% ownership of HMI; and the Company agreed that it will not launch a Personal Medical Record (as defined in its agreements with HMI) for a period of nine months after the date of the Settlement subject to change in control exception. No cash payment was made and no drkoop.com, Inc. equity securities were issued in connection with the termination of the relationship. The Company's investment in HMI of $5.0 million and unamortized intangible assets of $2.4 million were written off in the second quarter 2000. Also in connection with the termination of the Health Magic relationship, Mardian Blair resigned from the Company's board of directors and Dr. C. Everett Koop resigned from the board of HMI.

The Company is also involved in other claims and disputes not described in the notes that are incidental to the regular conduct of our business and are not presently believed to be material.

NOTE 10  - SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     ---------------------------
                                                                                        2000             1999
                                                                                     ---------------------------
                                                                                           (in thousands)
Supplemental Disclosure of Non-cash Investing and Financing Activities:
 ----------------------------------------------------------------------------------------------------------------
Deferred stock compensation related to options granted                             $   10,624       $       3,507
-----------------------------------------------------------------------------------------------------------------
Accretion of redeemable securities to fair value                                   $        0       $      17,255
-----------------------------------------------------------------------------------------------------------------

Issuance of preferred stock for investment in affiliate                            $        0       $       5,000
-----------------------------------------------------------------------------------------------------------------
Issuance of preferred stock for intangible asset                                   $        0       $       4,000
-----------------------------------------------------------------------------------------------------------------
Obligation to issue common stock pursuant to option cancellation agreement         $        0       $       9,147
-----------------------------------------------------------------------------------------------------------------
Conversion of convertible notes payable to common stock                            $        0       $       6,290
-----------------------------------------------------------------------------------------------------------------
Conversion of series B preferred stock to common stock at IPO                      $        0       $      35,660
-----------------------------------------------------------------------------------------------------------------
Acquisition of assets under capital lease                                          $    1,918       $           0
-----------------------------------------------------------------------------------------------------------------
Issuance of warrants to partner                                                    $    1,719       $      10,052
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock to partner                                                $    9,625       $           0
-----------------------------------------------------------------------------------------------------------------
Issuance of common stock for services and debt settlement                          $      735       $           0
-----------------------------------------------------------------------------------------------------------------
Forfeiture of employee options upon termination                                    $      404       $           0
-----------------------------------------------------------------------------------------------------------------
Beneficial conversion charge                                                       $   27,500       $           0
-----------------------------------------------------------------------------------------------------------------
Issuance of warrants upon private placement                                        $    9,918       $           0
-----------------------------------------------------------------------------------------------------------------

NOTE 11 - RISKS AND UNCERTAINTIES

In December 1999, the Company entered into a content licensing agreement with a customer in Australia. Revenue from this customer represents 14% and 9% for the three and nine months ended September 30, 2000.

NOTE 12 - SUBSEQUENT EVENTS

On November 1, 2000, the Company acquired all of the assets of drDrew.com from Sherwood Partners, Inc., a corporate restructuring and business advisory firm, for 1.58 million shares of common stock and $150,000 cash. drDrew.com is a leading online lifestyle community for 14- to 24-year-olds. While both sites will continue operating independently, there will be some basic content integration. The Company plans to leverage its existing infrastructure to operate drDrew.com with minimal additional expense.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which is required to be implemented no later than the fourth quarter of 2000. In SAB 101, the SEC staff expresses its view regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company's adoption of SAB 101 is not expected to have a material impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the condensed financial statements and the related notes thereto included elsewhere in this report. This document contains forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. The Company does not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results.

Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Form 10-K for the year ended December 31, 1999.

Overview

The Company operates drkoop.com, an Internet-based consumer healthcare network. The Company's network consists of a consumer-focused interactive website that provides users with comprehensive healthcare information and services, as well as affiliate relationships with portals, other websites, healthcare organizations and traditional media outlets. Its website, www.drkoop.com, is a healthcare portal, which integrates dynamic healthcare content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase healthcare related products and services on-line. The Company also develops internet enabled software tools for use on its website and licensing to third-parties.

Revenues

The Company derives revenue primarily from advertising and sponsorship arrangements and content subscription and software licensing fees. The Company also generates revenues from electronic commerce through alliances with certain retailers of pharmaceuticals and related products and through providing insurance companies with the opportunity to sell products and services to its users, although these revenues have not been material.

Advertising revenues are derived primarily from short-term advertising contracts in which the Company typically guarantees a minimum number of user "impressions" to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on the Company's website view an advertisement. The Company recognizes advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. The Company has utilized a combination of third-party firms and in-house staff for the sales and insertion of advertisements on the drkoop.com website. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout the drkoop.com website or for target audiences and properties within specific areas of the website. In addition, some of the Company's advertising is performance-based whereby payment is based on "click-throughs" to the customer's website.

Sponsorship revenues are derived from long-term contracts in which the Company commits to provide sponsors with enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on the website that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Additionally, dependent upon the complexity of an advertising or sponsorship revenue arrangement, the Company may provide initial site design consulting and engineering services that require the development and implementation of specific website enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

Content subscription and software licensing fees are facilitated through the Company's Community Partnership Program ("CPP") and from the sale of calculators and other software tools. Subscriptions to the CPP generally vary from one to three years. Under this program, the Company develops co-branded Internet pages and software consisting of visual icons containing embedded links back to our drkoop.com website for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized when revenue is earned. Sales of software licenses to CPP affiliates are recognized as revenue upon shipment of the software, provided that the portion of the contract allocated to the software license is based upon vendor specific objective evidence of fair value, and collectibility is probable. Content subscription revenue is recognized ratably over the term of the CPP contract, generally ranging from one to three years. Software licenses are also sold as a stand-alone product for calculators independent of the CPP. The Company also has a licensing relationship for an international market, which involves content and software tools.

The Company has begun to generate electronic commerce revenues through alliances with certain retailers of pharmaceuticals and related products and to provide insurance companies with the opportunity to sell products and services to its audience. The Company does not provide any of the goods or services offered. The Company receives compensation in the form of transaction fees or anchor tenant rental fees from third-parties who have entered into preferred provider arrangements. Revenues from the Company's share of the proceeds from the commerce partner's transactions are recognized upon notification from the commerce partner of sales attributable to users from the drkoop.com website. E-commerce revenues were nominal for the nine months ended September 30, 2000 and 1999.

As the Company's market develops, seasonal and cyclical patterns may emerge. These patterns may affect our revenues. The Company cannot yet predict to what extent its operations will prove to be seasonal.

Results of Operations

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Revenues:
Revenues for the quarter were adversely affected by the Company's widely publicized liquidity shortfall and similar problems affecting some of its customers, which resulted in extended sales cycles and extended accounts receivable cycles. These problems continued to exist as of the date of this report. The Company does not record revenues unless collection of the related account receivable is deemed to be probable.

Revenues decreased to $2.0 million for the three months ended September 30, 2000, as compared to $2.9 for the comparable period of 1999. Revenue from content subscription and software licenses for the quarter ended September 30, 2000 totaled $838,000 or 41% of total revenues, as compared to $459,000, or 16% of total revenues for the quarter ended September 30, 1999. The increase in content subscription and software license revenue is attributable to the growth of the Community Partner Program during 1999 and 2000, resulting in an increase in the average number of partners for the quarter ended September 2000, as compared to the quarter ended September 1999. Software licenses revenue during the quarter ended September 30, 2000, also include $74,000 for the sale of calculator tool software licenses. There were no such revenues in the corresponding quarter of 1999. Additionally, in December 1999, the Company entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $282,000, or 14% of total revenue for the quarter ended September 30, 2000.

Advertising and sponsorship revenues totaled $1.2 million, or 58% of total revenues for the quarter ended September 30, 2000 as compared to $2.4 million, or 83% of total revenues, for the same period in 1999. Included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $972,000, or 48% of total revenues, for the quarter ended September 30, 2000, as compared to $864,000, or 30% of total revenues for the same period during 1999. The remaining advertising revenues of $221,000, or 11% of total revenues for the quarter ended September 30, 2000 and $1.5 million, or 53% of total revenues for the quarter ended September 1999, were derived from non-recurring short-term advertising and sponsorship arrangements. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the concern about the Company's liquidity by some advertisers.

Other revenues totaled $15,000, or 1% of total revenues for the quarter ended September 30, 2000 and $49,000, or 2% of total revenues for the quarter ended September 30, 1999. Other revenues consist primarily of fees from e-commerce transactions.

Included in content subscription and software licensing revenues are barter transactions that accounted for $30,000 for the three months ended September 30, 1999. Barter revenues related to advertising and sponsorship for the three months ended September 30, 1999 accounted for $160,000. There were no barter revenues in the quarter ended September 30, 2000. In total, barter revenues represented $190,000, or 7%, of total revenues for the quarter ended September 30, 1999.

Production, content and product development expenses:
Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to technology development and other costs related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense increased by $1.4 million, or 58%, from $2.4 million for the quarter ended September 30, 1999 to $3.8 million for the quarter ended September 30, 2000. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, and higher depreciation expenses caused by an increase in depreciable assets after the Company's initial public offering in June, 1999.

Sales and marketing expenses:
Sales and marketing expenses consist primarily of portal fees, web-based advertising, salaries and related costs, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $16.0 million, from $17.8 million to $1.8 million for the quarters ended September 30, 1999 and 2000, respectively. The Go.com and America Online agreements were amended in April, 2000, which resulted in a $7.8 million decrease in portal expense for the quarter ended September 30, 2000 compared to the same quarter in 1999. Additionally, marketing expenses were reduced by $5.5 million as the Company reacted to liquidity issues.

General and administrative expenses:
General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $0.3 million, or 13%, from $2.2 million to $2.5 million for the quarters ended September 30, 1999 and 2000, respectively. The increase is primarily attributable to increases in legal fees and bad debt expense, offset by a decrease in the amortization of intangibles associated with the HealthMagic, Inc. relationship, which was terminated in April, 2000.

Stock-based charges:
In connection with the Private Placement in August 2000, the Company expensed $13.7 million during the three months ended September 30, 2000, consisting of amortization of private placement warrants, deferred compensation and financing warrants of $3.8 million, $2.6 million and $7.3 million, respectively. The Company recorded additional non-cash deferred compensation expense of $881,000 and $839,000 for the three months ended September 30, 2000 and 1999, respectively.

Stock-based charges consist primarily of the amortization of the cost of issuing stock and warrants for common stock in payment for debt settlement or other consideration. The Company expensed $17.0 million during the three months ended September 30, 2000, as compared to $1.6 million during the three months ended September 30, 1999, an increase of $15.4 million. The primary reasons for the increase are an $8.7 million increase in amortization of warrants issued to Go.com and America Online in conjunction with the contract amendments made in April, 2000 and $6.4 million in amortization of warrants issued with the Private Placement in August, 2000.

Interest income, net:
Net interest income includes interest income from cash balances and interest expenses related to financing obligations, particularly on the bridge loan and the line of credit, as well as convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $5,000 for the three months ended September 30, 2000 as compared to net interest income of $550,000 for the three months ended September 30, 1999. Interest income decreased due to lower average net cash and cash equivalents balances in 2000 as the Company has utilized cash generated from its IPO completed in June 1999 to fund operating losses.

Interest expense - non-cash:
In the quarter ended September 30, 2000, the Company incurred charges of $7.3 million for the cost of issuing warrants in conjunction with securing the bridge loan and the line of credit.

Income tax:
The Company has incurred net losses to date. The Company has recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Revenues:
Revenues increased to $9.3 million for the nine months ended September 30, 2000, as compared to $4.3 million for the comparable period of 1999. Revenue from content subscription and software licenses for the nine months ended September 30, 2000 totaled $2.5 million or 27% of total revenues, as compared to $913,000, or 21% of total revenues for the nine months ended September 30, 1999. The increase in content subscription and software license revenue is attributable to the growth of the Community Partner Program during 1999. In January 1999 there were only 2 partners in the Community Partner Program. By the end of September 1999 there were 30 partners. The Company maintained a monthly average of 28 partners for the nine months ended September 30, 2000. Additionally, in December 1999, the Company entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $845,000, or 9% of total revenue for the nine months ended September 30, 2000.

Advertising and sponsorship revenues totaled $6.8 million, or 73% of total revenues for the nine months ended September 30, 2000 as compared to $3.4 million, or 78% of total revenues, for the same period in 1999. Included in advertising and sponsorship revenues were recurring revenues from sponsorship agreements of $5.1 million, or 55% of total revenues, for the nine months ended September 30, 2000, as compared to $1.2 million, or 27% of total revenues for the same period during 1999. In the nine months ended September 30, 1999, revenues included non-recurring engineering services revenues of $432,000, or 10% of total revenues in the 1999 period. The remaining advertising revenues of $1.7 million, or 16% of total advertising revenues for the nine months ended September 30, 2000 and $1.8 million, or 42% of total revenues for the nine months ended September 1999, were derived from non-recurring short-term advertising and sponsorship arrangements. The increase in advertising and sponsorship revenues was primarily due to an increased number of sponsorship agreements during the nine months ended September 30, 2000 as compared to the same period in 1999. This program began in March 1999 and the number of agreements increased throughout 1999 and early 2000, primarily in the fourth quarter of 1999. In 2000, revenue from this source has declined each quarter due to sponsors' concern over the Company's well-publicized need for additional capital.

Other revenues totaled $32,000 and $56,000, for the nine months ended September 30, 2000 and 1999, respectively. Other revenues consist primarily of fees from e-commerce transactions.

Included in content subscription and software licensing revenues are barter transactions that accounted for $60,000 and $80,000 for the nine months ended September 30, 2000 and 1999, respectively. Barter revenues accounted for $97,000 and $276,000 of the advertising and sponsorship revenues for the nine months ended September 30, 2000 and 1999, respectively. In total, barter revenues represented $157,000, or 2%, and $356,000, or 8%, of total revenues for the nine months ended September 30, 2000 and 1999, respectively.

Revenues for the nine months ended September 30, 2000 were adversely affected by the Company's widely publicized liquidity shortfall and similar problems affecting some of its customers, which resulted in extended sales cycles and extended accounts receivable cycles. These problems continued to exist as of the date of this report.

Production, content and product development expenses:
Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to technology development and other costs related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense increased by $9.5 million, from $5.5 million for the nine months ended September 30, 1999 to $15.0 million for the nine months ended September 30, 2000. The increase in production, content and product development costs was primarily due to the addition of personnel, resulting in higher salaries, benefits and travel costs, combined with a $1.7 million increase in content licensing required.

Sales and marketing expenses:
Sales and marketing expenses consist primarily of portal fees, web-based advertising, salaries and related costs, commissions, general advertising and other related expenses. Sales and marketing expenses increased by $11.2 million, from $27.8 million to $39.0 million for the nine months ended September 30, 1999 and 2000, respectively. The increase was primarily due to costs associated with the distribution agreements with major portals totaling $18.8 million for the nine months ended September 30, 2000 as compared to $12.9 million for the same period in 1999. The remainder of the increase was due to a growth in the number of personnel, resulting in increased salaries and related expenses and increased depreciation charges caused by an increase in depreciable assets purchased with proceeds from the IPO in late 1999.

General and administrative expenses:
General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses increased by $6.3 million, or 123%, from $5.1 million to $11.4 million for the nine months ended September 30, 1999 and 2000, respectively. During the nine months ended September 30, 2000, the company incurred expenses of $1.4 million related to the employment severance of employees and bad debt expenses of $984,000 compared to none in 1999. Additionally, legal and professional fees increased from $572,000 to $2.0 million during the nine months ended September 30, 1999 and 2000, respectively. The remainder of the increase was primarily due to increased salaries and related expenses as well as increased depreciation charges due to an increase in depreciable assets after the IPO. Headcount levels were reduced significantly during May, June and September 2000.

Stock-based charges:
In connection with the Private Placement in August 2000, the Company expensed $13.7 million during the nine months ended September 30, 2000, consisting of amortization of private placement warrants, deferred compensation and financing warrants of $3.8 million, $2.6 million and $7.3 million, respectively. The Company recorded additional non-cash deferred compensation expense of $2.1 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively.

Stock-based charges consist primarily of the amortization of the cost of issuing stock and warrants for common stock in payment for debt settlement or other consideration. The Company expensed $25.2 million during the nine months ended September 30, 2000, as compared to $2.8 million during the nine months ended September 30, 1999, an increase of $22.4 million. The primary reasons for the increase are a $15.2 million increase in amortization of warrants issued to Go.com and America Online in conjunction with the contract amendments made in April, 2000 and $6.4 million increase in amortization of warrants issued with the Private Placement in August, 2000.

Interest income, net:
Net interest income includes interest income from cash balances and interest expenses related to financing obligations, particularly on the bridge loan and the line of credit, as well as convertible notes payable prior to conversion and capital leases on computer equipment. Interest income was $329,000 for the nine months ended September 30, 2000 as compared to interest income of $587,000 for the nine months ended September 30, 1999. Interest income decreased due to lower average net cash and cash equivalents balances in 2000 as the Company has utilized cash generated from our IPO completed in June 1999 to fund operating losses.

Interest expense - non-cash:
In the nine months ended September 30, 2000, the Company incurred charges of $7.3 million for the cost of issuing warrants in conjunction with securing the bridge loan and the line of credit.

Income tax:
The Company has incurred net losses to date. The Company has recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources:

As of September 30, 2000, the Company had current assets of $37.1 million with a cash and cash equivalents balance of $17.4 million and current liabilities, excluding non-cash obligations, of $8.1 million. In August 2000, the Company received net proceeds of $24.6 million from a private placement of convertible preferred stock.

Cash used in operating activities for the nine months ended September 30, 2000 was $42.6 million. The Company anticipates that capital expenditures will be insignificant for the remainder of 2000. The Company may spend funds to invest in various forms of advertising to increase awareness of the Company and its services. The Company may also spend funds to acquire strategic investments in other businesses or technologies. If the Company is able to successfully implement its current business plan, the Company believes that it will be able to fund its continuing operations with existing cash, cash expected to be generated by continuing operations and other sources for at least the next twelve months.

The Company's working capital requirements in the foreseeable future will depend on a variety of factors including the Company's ability to implement its business plan and reduce its net cash outflow. If the Company does not reduce its net cash outflow, it will require additional debt or equity financing prior to the end of 2001, the amount and timing of which will depend in large part on its spending program. If additional funds are raised through the issuance of equity securities, the Company's stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, the

Company may be unable to meet operating obligations. See "Risk Factors That May Affect Future Results and Safe Harbor Statement" below.

Risk Factors That May Affect Future Results and Safe Harbor Statement

Investors are cautioned that this Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and working capital and its ability to finance future operations; (iii) the Company's business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in the Company's markets could adversely affect the Company's plans and results of operations; and (iv) the risk factors identified below are not represented to be a comprehensive list. In addition, the Company identifies the risk factors discussed below which may affect the Company's actual results and may cause actual results to differ materially from those contained in forward-looking statements.

Risks Related to Our Business

We have a limited operating history and have not attained profitability.

Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2000 we had an accumulated deficit of $171.4 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, brand promotion, content development, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our online network which will, in turn, allow us the opportunity to sell advertising and sponsorship designed to reach those consumers. Our business model also assumes that those users will access important healthcare needs through electronic commerce and that local healthcare participants and television stations will affiliate with us. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. We have received a report from our independent auditors for our fiscal year ended December 31, 1999 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months.

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

We currently have litigation pending against us and cannot predict the outcome of such litigation.

As described in greater detail in Part II, Item 1 of this report, we are currently aware of several lawsuits filed against us. The Company's counsel has received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the events and circumstances surrounding the allegations raised in certain of the lawsuits and asking that the Company voluntarily provide the SEC with information regarding such events and circumstances. We cannot predict the outcome of the litigation or extent to which the costs of defense and any settlement or award will be covered by covered by our insurance policies.

Our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business would be materially adversely affected. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. These conditions have existed in the quarter ended September 30, 2000.

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

     . technical difficulties or system downtime affecting the operation of our website; and

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

In order to expand our audience of users and increase our online traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare consumers must perceive us as a trusted source of health information, and advertisers, merchants and manufacturers must perceive us as an effective marketing and sales channel for their products and services. In addition, this community must also view us as financially stable. Our business could be materially adversely affected if our marketing efforts are not productive or if we cannot strengthen our brand. In addition, a key element of our strategy to establish, maintain and strengthen our brand is to encourage consumers to associate us with Dr. C. Everett Koop. We believe that consumers consider Dr. C. Everett Koop to be a trustworthy and credible leader in the healthcare field, although at times he has been at the center of controversy on various issues. We cannot assure you, however, that Dr. C. Everett Koop will maintain this reputation, any damage to which would materially adversely impact our business. In addition, if our relationship with Dr. C. Everett Koop terminates for any reason, we would need to change the name of our website and our business, and devote substantial resources towards building a new marketing and brand strategy.

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

We have recently materially amended our major portal contracts which may result in reduced traffic to our website.

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

On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we became the exclusive provider of health and related content on three websites of the GO Network. Under the Infoseek agreement, drkoop.com was also the premier health content provider for ABCNews.com. The term of these agreements was for three years and they called for the payment of an aggregate of $57.9 million in cash over three years. We also issued warrants to acquire 775,000 shares of our common stock at an exercise price of $8.60 per share. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc. under which we became the premier health content provider across five AOL brands: America Online, CompuServe, AOL.com, Netscape Netcenter and Digital City. The term of the agreement was for four years in exchange for cash payments of $89 million, plus fully vested and performance-based warrants to purchase shares of our common stock. Both of these agreements were renegotiated in April 2000. The terms of these renegotiations are described generally in our Form 8-K dated April 25, 2000 and our Form 10-Q for the quarter ended March 31, 2000.

Due to our renegotiation we may receive less traffic from these portal arrangements than before the renegotiation. As renegotiated, the carriage of our service on the GO.com sites could end at any time. In recent months, however, the traffic on our site emanating from our relationship with GO.com has represented less than five percent of the traffic on our website. Our relationship with AOL, as renegotiated, no longer entitles us to premier status and runs through April 2001. Traffic from AOL varies widely, but can be significant particularly when AOL elects to promote or give prominent placement to one of our interactive tools or to a news story or feature on our website. We and AOL also remain party to a separate contract for which we were paid $8.0 million in advance which imposes obligations on us relating to the development of a personal medical record tool and which could be terminated if our carriage agreement is terminated, resulting in potential financial penalties.

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

Various pricing models are used to sell advertising on the Internet. For example, some arrangements rely on the display of an "impression" to a user, while others require that the user actually "click-through" to the advertiser's website. It is difficult to predict which, if either, will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could also be adversely affected if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs are available that limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

In order to execute our growth plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet and new media companies in doing so.

Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, we depend on the continued services of key board members, our senior management and other personnel, particularly Richard M. Rosenblatt, our Chief Executive Officer, Edward A. Cespedes, our President, and Stephen Plutsky, our Chief Financial Officer. Competition for personnel throughout the Internet and related new-media industry is intense. We have faced particular challenges recently in light of our well publicized liquidity issues, our low stock price which has fallen below the exercise price of many of the stock options granted to employees and a very competitive labor market for high technology workers in Austin, Texas, where our headquarters are located. Recently, a significant number of our employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will be adversely affected.

We depend on third-party relationships, many of which are short-term or terminable, to generate advertising and provide us with content.

We depend, and will continue to depend, on a number of third-party relationships to increase traffic on www.drkoop.com and generate advertising and other revenues. Outside parties on which we depend include unrelated website operators that provide links to drkoop.com, providers of health content and portals which provide us with carriage. Many of our arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products. We intend to produce only a portion of the health content that will be found on the drkoop.com network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. Several key content relationships are up for renewal in the next year, including the name and likeness agreement with Dr. Nancy Snyderman (May 31, 2001) and the content agreement for the Drug Checker feature. Failure to renew existing content relationships may result in a competitor acquiring a key content provider on an exclusive basis. Such an outcome could make the drkoop.com network less attractive or useful for an end user, which could reduce our advertising and e-commerce revenues.

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

To be successful, we must attract to our network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use health information available on our network, that consumers will access important health needs through electronic commerce using our website, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. Our business model also assumes that the services provided by our network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that this practice will be accepted by consumers. Our business model is not yet proven and we have not reached break-even as to earnings or cash flow.

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

The number of Internet websites offering users health content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of online revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for health consumers will continue to increase as the Internet develops as a communication and commercial medium. We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     . health-related online services or websites targeted at consumers, such as healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

     . online and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite@Home, Inc.; Lycos Corporation and GO.com which commonly distribute multiple sources of health data;

     . electronic merchants and conventional retailers that provide health goods and services competitive to those available from links on our website;

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

     State Insurance Regulation. In addition, we market insurance online, offered by unrelated third parties, and receive referral fees from those providers in connection with this activity. The use of the Internet in the marketing of insurance products is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to our activities. We have not sought or received a license under any state's insurance laws. If we were required to comply with such licensing laws, compliance could be costly or not possible. This could have a material adverse effect on our business. We plan to develop relationships with retailers, manufacturers and other providers to offer health products and services through direct links from our website to their website. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of health products or services over the Internet. Accordingly, we have limited experience in the sale of products and services online and the development of relationships with retailers, manufacturers or other providers of such products and services, and we cannot predict the rate at which consumers will elect to engage in this form of commerce or the compensation that we will receive for enabling these transactions.

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

Our business is dependent on the continuous, reliable and secure operation of our website and related tools and functions we provide as well as the Internet generally.

We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. There have also been recent incidents involving significant disruptions to websites and the Internet generally by hackers through computer viruses, "denial of service attacks" or similar actions which compromise network security and reliability or damage the personal computer and networks of users. We have also suffered service outages from time to time, although to date none of these interruptions has materially adversely affected our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also depend on third parties to provide potential users with web browsers and Internet and online services necessary for access to our website. In the past, our users have occasionally experienced difficulties with Internet and other online services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business.

Growth of Internet businesses, particularly in the healthcare sector, may be impacted by privacy or security concerns.

In February 2000, concerns about access to consumers' private data on the Internet were raised through published reports over whether or not practices of a large third-party ad serving corporation could result in individual consumers being identified by their Internet behavior. In response to these reports, we took immediate action, such as designating a Chief Privacy Officer, launching a Privacy Center which explains to consumers issues regarding privacy online, releasing a more detailed policy statement, removing personal data "cookies" on all third party ads, and severing our business relationship with DoubleClick for the use of its "Dart" third-party ad server which was replaced by an in-house ad serving solution. In December 1999, we helped form a consortium of over a dozen eHealth companies called Health Internet Ethics (Hi-Ethics) dedicated to adopting "best practice standards" for companies in the sector. The group ratified and released privacy policies related to content, advertising, electronic commerce, and connectivity. We retain confidential customer information in our database, and there is no way of determining whether or not usage of health websites may be adversely impacted by such concerns. While our privacy policy makes clear that no individual user data will be shared without an individual's express written consent, it is critical that the facilities and infrastructure which allows the company to enforce this policy remain secure and is perceived by consumers to be secure. Despite the implementation of privacy or security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. Security and privacy are important concerns for our company especially as we develop additional interactive tools which retain private user data on our system, and any perception that this personal data is not private and secure would likely be a severe public relations problem for our company and our brand.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income we receive on the investment of the proceeds from the Private Placement of preferred stock and warrants which we completed in August 2000.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Legal Proceedings

The Company is aware of eleven substantially-identical class action lawsuits that have been filed in the United States District Court for the Western District of Texas against the Company and certain of its present and former officers and directors. Other lawsuits may have been filed of which the Company is not aware. All of the lawsuits that the Company is aware of have been filed on behalf of purchasers of the securities of drkoop.com, Inc. and allege violations of the federal securities laws. The first such lawsuit was filed on July 14, 2000 and is captioned William Gambino, on behalf of himself and all
                               ---------------------------------------------
others similarly situated, v. drkoop.com, Inc., Donald Hackett, C. Everett Koop,
-------------------------------------------------------------------------------
Nancy Snyderman, John F. Zaccaro, and Neal K. Longwill. To date the Company has
------------------------------------------------------
either been served with process or complied with a request to waive the service of process with respect to all except one of the lawsuits. The time for the Company to respond to the complaints in the lawsuits has not yet expired.

On October 16, 2000, the District Court entered an order consolidating the eleven lawsuits described above, as well as all other substantially-identical class action lawsuits, into a single lawsuit (the "Consolidated Action") captioned In re drkoop.com, Inc. Securities Litigation. In addition, pursuant to
          --------------------------------------------
statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class. The Court also approved lead plaintiffs' selection of lead plaintiffs' counsel. On November 7, 2000, the Court entered a scheduling order in the Consolidated Action providing for lead plaintiffs to file an amended consolidated complaint, and for the Company to respond to the amended consolidated complaint. The Company believes that the claims alleged in the lawsuits comprising the Consolidated Action are without merit and intends to defend the Consolidated Action vigorously.

The Company's counsel has received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the events and circumstances surrounding the allegations in the lawsuits comprising the Consolidated Action, and asking that the Company voluntarily provide the SEC with information regarding such events and circumstances. The SEC letter states that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letter was commenced by order of the SEC dated August 16, 2000.

The Company has received a letter demanding that the Company initiate a derivative action asserting various claims that the letter alleges that the Company has against certain of its present and former officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing. As required under applicable law, the Company's board of directors is currently evaluating the alleged claims identified in the letter.

The Company's counsel has received a letter from an attorney representing one of the purchasers of a convertible promissory note issued by the Company, which asserts a claim for $208,000 based on the allegation that the purchaser was misinformed as to the length of the holding period upon conversion of the note into common stock of the Company.

The Company cannot predict the outcome of the litigation described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies.

Item 2.  Changes in Securities and Use of Proceeds

Use of Proceeds

The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-73459) relating to an initial public offering of our common stock, was June 8, 1999. A total of 10,781,250 shares of our common stock were sold to an underwriting syndicate, including the exercise of the 15% over allotment. The managing underwriters were Bear, Stearns & Co. Inc., Hambrecht & Quist LLC, and Wit Capital Corporation. The offering commenced and completed on June 8, 1999, at an initial public offering price of $9.00 per share. The initial public offering resulted in gross proceeds of $97.0 million, $6.8 million of which was applied to the underwriting discount and approximately $1.7 million of which was applied to related expenses. As a result, net proceeds of the offering to us were approximately $88.5 million. From the date of receipt through September 30, 2000, the net proceeds of the initial public offering were used to fund operating losses and for general corporate purposes, including expansion of our network, advertising, brand promotion, content development and working capital or invested in an interest bearing money market account. None of the net proceeds of the offering were paid, directly or indirectly, to any director, officer or general partner of drkoop.com, Inc., or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or any affiliates.

Changes in Securities

Private Placement of Preferred Stock and Warrants

In August 2000, we entered into a series of financing transactions which permitted us to raise a significant amount of new capital from the issuance of preferred stock and warrants. An element of these transactions included a change in control of our company, including the appointment of new directors constituting a majority of our board of directors and a new executive management team. The following summaries of our preferred stock and of agreements that we have entered into are summaries and are qualified in their entirety by references to the agreements and Certificate of Designation of our preferred stock which we filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2000. Investors are urged to review the full text of those documents which define the rights of the new investors.

General

The August financing consisted of a private placement of $27.5 million of our preferred stock and warrants to accredited investors. The Private Placement was consummated in two tranches. The first tranche of $20.0 million of preferred stock was issued on August 22, 2000 and the second tranche of $7.5 million of preferred stock was issued on August 25, 2000. The offering was made solely to accredited investors by way of a private placement effected pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") and was exempt from registration under the Securities Act. Commonwealth Associates, L.P. acted as placement agent in the Private Placement. The 2,750,000 shares of preferred stock issued in the Private Placement are initially convertible into 78,571,428 shares of our common stock reflecting a conversion price of $0.35 per share. This conversion price is subject to adjustments for dilutive issuances and other events.

In connection with the Private Placement and the hiring of the new management team, we also issued:

     . options to purchase 13,371,000 shares for $0.35 per share to members of our new management team and certain other new employees,

     . warrants to purchase 12,493,288 shares for $0.35 per share to the placement agent and to certain of the purchasers of preferred stock,

     . warrants to purchase 14,785,714 shares for $.035 per share to Commonwealth in connection with bridge loans extended to us by Commonwealth prior to the completion of the Private Placement.

Preferred Stock

The preferred stock, which was issued for an initial issuance price of $10.00 per share, has a liquidation preference of $15.00 per share, plus accrued and unpaid dividends, which is payable upon:

     .   the liquidation or dissolution of the Company,

     . the merger of the Company where the stockholders immediately prior to such merger no longer retain more than 50% of the voting control, or

     . the sale of all or substantially all of the assets of the Company. In the event of a merger or sale, we may elect to pay the liquidation amount in shares of our common stock in lieu of cash.

The liquidation preference of the preferred stock is payable to holders of record of the preferred stock before and in preference to any distribution to the holders of our common stock or any other security that is junior to the preferred stock.

The holders of preferred stock are entitled to vote their shares of preferred stock on an as-converted basis with the holders of common stock as a single class on all matters submitted to a vote of the holders, except as otherwise required by applicable law. This means that each share of preferred stock will be entitled to a number of votes equal to the number of shares of common stock into which it is convertible on the applicable record date. For the 2000 annual meeting, the holders of the preferred stock will be entitled to 28.57 votes for each share of preferred stock.

Each share of preferred stock is convertible at any time (subject to the approval by our stockholders of the amendment to our Restated Certificate of Incorporation to increase our number of authorized shares of common stock), at the option of the holder, into a number of shares of common stock determined by dividing the face value of the preferred stock (i.e., $10.00 per share) by the conversion price, initially $0.35 per share. The preferred stock will automatically convert into shares of common stock at the then applicable conversion price upon either a public offering or private placement of our common stock raising gross proceeds in excess of $25.0 million, in each case at a price per share in excess of $1.50 (as adjusted for stock splits, recapitalizations and other similar events). In addition, the preferred stock will also automatically convert into shares of common stock at the then applicable conversion price if the closing bid price for our common stock has traded at twice the conversion price for a period of 20 consecutive trading days, so long as our common stock is trading on a national securities exchange or the Nasdaq Small Cap or National Market and the shares issuable upon conversion of the preferred stock are registered for resale under the Securities Act of 1933. The initial $0.35 conversion price of the preferred stock is subject to adjustment for stock splits, recapitalizations and other similar structural events or in the event we issue securities at a price per share less than the then current market price of our common stock or the conversion price, subject to certain exceptions. In addition, if our average closing bid price for our common stock for the 20 trading days preceding August 21, 2002 is less than the then applicable conversion price, the conversion price will automatically be reset to such lower price.

We currently do not have sufficient shares of common stock authorized under our Restated Certificate of Incorporation to cover all shares of our common stock that we may be required to issue upon conversion of the preferred stock and exercise of the warrants described below. Our board of directors has approved an amendment to increase the authorized number of shares of common stock to 500,000,000 and this amendment will be considered by our stockholders at our next annual meeting. We have filed a preliminary proxy statement relating to our next annual meeting of stockholders with the SEC. The SEC may elect to review and comment on our preliminary proxy statement. If the SEC elects not to provide us with comments on our preliminary proxy statement, we anticipate that our next annual meeting of stockholders will be held on December 13, 2000. Stockholders of record as of November 7, 2000 will be entitled to vote at our annual meeting. The purchasers of preferred stock and Dr. Koop and Mr. Hackett have each agreed to vote their shares of preferred stock and common stock in favor of this amendment at our annual meeting.

Warrants

The warrants that we issued in the Private Placement to Commonwealth and certain preferred stock investors have an exercise price of $0.35 per share, subject to adjustments under certain circumstances, and each of the warrants has a five-year term. 9,771,538 of the warrants are exercisable in full immediately. The remaining 3,629,000 warrants are exercisable immediately for up to 25% of the shares of common stock underlying such warrants and for up to an additional 25% of the shares of common stock underlying such warrants on the first, second and third anniversaries of the completion of the private placement.

In connection with the consummation of the private placement, we restructured certain warrants we had previously issued to Commonwealth and an affiliate in connection with a bridge loan and line of credit extended to us by Commonwealth and its affiliate in June, 2000. These warrants are now exercisable to purchase 14,785,714 shares of common stock for an exercise price of $0.35 per share. They have a seven-year term and became exercisable November 1, 2000.

Compensation to Placement Agent; Repayment of Bridge Loan

In connection with the private placement, we agreed to (i) pay Commonwealth a cash fee equal to 7% of the gross proceeds resulting from the sale of the preferred stock ($1,925,000 in total); (ii) issue to Commonwealth warrants to purchase 6,142,857 shares of common stock at an exercise price of $0.35 per share, subject to adjustment; (iii) reimburse Commonwealth for expenses incurred by it in connection with the Private Placement in an amount equal to $350,000; and (iv) pay Commonwealth an advisory fee of $600,000. Under the above arrangements, we paid an aggregate of $2,875,000 from the proceeds of the Private Placement to Commonwealth and its affiliates, excluding the amounts described below that we used to repay the outstanding balance under loans previously extended to us by Commonwealth and an affiliate.

Prior to the consummation of the Private Placement, Commonwealth and an affiliate provided us with a $1.5 million bridge loan and a $3.0 million standby line of credit, of which we had drawn $400,000. In connection with these loans, we issued warrants to Commonwealth and its affiliate. As described above, the terms of these warrants were restructured in connection with the Private Placement and these are now exercisable to purchase 14,785,714 shares of common stock for at an exercise price of $0.35 per share. We used proceeds from the Private Placement to repay in full all amounts owed under the bridge loan and our $400,000 balance outstanding under our $3.0 million line of credit, plus interest to the date of repayment.

We have also engaged Commonwealth as a non-exclusive financial advisor in connection with merger and acquisition transactions and have agreed to pay to Commonwealth between 0.5% and 1.0% of the total consideration paid or received by us in any such transaction identified by Commonwealth.

Registration Rights

We have agreed to register for resale the shares of common stock underlying the preferred stock and warrants issued in the Private Placement. We are required to file a registration statement covering such securities in November 2000 and to cause the registration statement to become effective no later than May 2001.

Private Placement of Common Stock

In August 2000, we agreed to issue approximately 2,600,000 shares to certain of our trade creditors in exchange for a reduction in our liabilities to those trade creditors. These issuances were exempt from registration under Section 4(2) of the Securities Act. We have agreed to register for resale certain of these shares of common stock, as well as other shares of common stock that we previously issued in private placements, and to file a registration statement covering these securities in November 2000.

We are required to cause this registration statement to become effective as soon as reasonably practicable and, in any event, prior to the effectiveness of the registration statement covering shares of common stock underlying the preferred stock and warrants issued in the Private Placement.

Item 3.  Defaults Upon Senior Securities.

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

On November 1, 2000, the Company acquired all of the assets of drDrew.com from Sherwood Partners, Inc., a corporate restructuring and business advisory firm, for 1.58 million shares of common stock and $150,000 cash. drDrew.com is a leading online lifestyle community for 14- to 24-year-olds. While both sites will continue operating independently, there will be some basic content integration. The Company plans to leverage its existing infrastructure to operate drDrew.com with minimal additional expense.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

   The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

Exhibit 27     Financial Data Schedule

(b)    Reports on Form 8-K for the quarter ended September 30, 2000.

   Report on Form 8-K filed September 1, 2000: Describing change of control of the Company resulting from our private placement of preferred stock and warrants.

         Report on Form 8-K filed September 15, 2000: Describing the resignation of PricewaterhouseCoopers, LLC, the Company's independent auditors, and the subsequent decision of PricewaterhouseCoopers, LLC to remain as independent auditor of the Company through the filing of this Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               drkoop.com, Inc.

Date: November 14, 2000                      /s/ Stephen Plutsky
                                         ----------------------------------
                                         Name   Stephen Plutsky
                                         Title: Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number    Exhibit Title

(i)3.6 Certificate of Designation of Series 8% Convertible Preferred Stock of drkoop.com, Inc.

(i)4.2 Bridge Warrant to purchase 13,071,107 shares issued to ComVest Venture Partner L.P.

(i)4.3 Bridge Warrant to purchase 1,714,607 shares issued to Commonwealth Associates,L.P.

(i)4.4 Bridge Warrant to purchase 6,142,857 shares issued to Commonwealth Associates,L.P.

(i)4.5            Form of Prime Investor Warrants

(i)4.6            Prime Warrants to purchase 3,629,000 shares issued to Prime
                  Ventures, LLC

(i)4.7 Amended and Restated Registration Rights Agreement dated as of August 22, 2000 by and among the company, Commonwealth Associates, L.P. and the other signatures, thereto

(i)10.62 Placement Agency Agreement by and between the Company and Commonwealth Associates, L.P. dated June 23, 2000

(i)10.81 Letter Agreement dated August 18, 2000 between Commonwealth Associates, L.P. and the Company

(i)10.82 Letter Agreement dated August 22, 2000 between Prime Ventures, LLC and the Company

(i)10.83          Form of Lock-up Agreement

(i)10.84 Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Richard M. Rosenblatt

(i)10.85 Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Edward A. Cespedes

(i)10.86 Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Stephen Plutsky

(ii)10.87 Employment Agreement dated August 22, 2000 by and between the Company and Richard M. Rosenblatt.

(ii)10.88 Employment Agreement dated August 22, 2000 by and between the Company and Edward Cespedes.

(ii)10.89 Employment Agreement dated August 22, 2000 by and between the Company and Stephen Plutsky.

(ii)10.90 Employment Agreement dated October 24, 2000 by and between the Company and William H. Carlson

(ii)10.91 Asset Purchase Agreement dated November 1, 2000 by and between Sherwood Partners, Inc. and the Company

     (i) Incorporated by reference to the identically numbered Exhibit to the Company's Report on Form 8-K filed on September 1, 2000

     (ii)  Filed herewith.