Form 10-Q/A
period 2000-09-30
DRKOOP COM INC
filed 2000-11-15
CIK 1073794

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

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

================================================================================
                                drkoop.com, Inc.
                                   FORM 10-Q/A
                      For the Quarter Ended September 30, 2000

This Amendment to the Company's Form 10-Q for the quarter ended September 30, 2000 is being filed solely for the purpose of correcting a line item to the presentation of the operating expenses for the three months ended September 30, 2000 in the Condensed Statement of Operations on page 4 of the Company's Form 10-Q for the quarter ended September 30, 2000 filed on November 14. The sales and marketing expenses should be $5.5 million rather than $1.8 million and the stock-based charges should be $13.3 million rather than $17.0 million for the three months ended September 30, 2000. Total operating expense remain unchanged for the three months ended September 30, 2000. No change was made in the three months ended September 30, 1999 or the nine months ended September 30, 2000 and 1999. Footnote 8 and footnote 9 were also corrected to reflect this change.

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
                                  (Unaudited)

                                                      Three Months                     Nine Months
                                                   Ended September 30,             Ended September 30,
                                               ---------------------------      -------------------------
                                                     2000         1999              2000        1999
                                                  ---------    ---------         ---------   ---------
Revenue:
  Content subscription and software license       $     838    $     459         $   2,521   $     913
  Advertising and sponsorship                         1,193        2,402             6,759       3,364
  E-commerce and other                                   15           49                32          56
                                                  ---------    ---------         ---------   ---------
                                                      2,046        2,910             9,312       4,333
                                                  ---------    ---------         ---------   ---------

Operating expenses:
  Production, content and product development         3,845        2,390            14,992       5,535
   (excludes stock-based charges of $334, $289,
    $950 and $574)
  Sales and marketing                                 5,531       17,842            39,057      27,774
   (excludes stock-based charges of $5,928, $938,
    $16,828 and $1,213)
  General and administrative                          2,537        2,246            11,367       5,091
   (excludes stock-based charges of $7,008, $355,
    $7,453 and $994)
  Stock-based charges                                13,270        1,582            25,231       2,781
  Write off of investment and intangible assets          --           --             7,444          --
                                                  ---------    ---------         ---------   ---------
       Total operating expenses                      25,183       24,060            98,091      41,181
                                                  ---------    ---------         ---------   ---------

Loss from operations                                (23,137)     (21,150)          (88,779)    (36,848)

Interest income, net                                      5          550               329         587
  (excludes stock-based charges of $7,260, $0,
   $7,260, and $0)
Interest expense-non-cash                            (7,260)          --            (7,260)         --
                                                  ---------    ---------         ---------   ---------
       Net loss                                     (30,392)     (20,600)          (95,710)    (36,261)

Beneficial conversion feature related
  to Series D preferred stock                       (27,500)          --           (27,500)         --

Accretion of redeemable securities to fair value         --           --                --     (17,255)

Dividend to preferred stockholders                       --           --                --      (9,147)
                                                  ---------    ---------         ---------   ---------
Net loss attributable to common stock             $ (57,892)   $ (20,600)        $(123,210)  $ (62,663)
                                                  =========    =========         =========   =========
Net loss per common share:
   Basic and diluted                              $   (1.60)   $   (0.68)        $   (3.65)  $   (3.56)
                                                  =========    =========         =========   =========
Basic and diluted weighted average shares
   outstanding                                       36,222       30,137            33,789      17,581
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

The Company also recognized stock-based charges of $488,000 related to agreements with GO.com for the nine months ended September 30, 1999 and stock-based charges of $3.7 million for the nine months ended September 30, 2000, related to the Go.com agreements. The Company recognized stock-based charges of $312,000 related to agreements with AOL, net of fees earned under the DSA, for the nine months ended December 31, 1999 and stock-based charges of $5.7 million and $12.3 million for the three and nine months ended September 30, 2000, respectively, related to the AOL agreements. Other stock-based charges include a charge related to the 2,600,000 shares of common stock for the settlement of contracts with certain of the Company's trade creditors.

Amortization of stock-based charges consist of the following (in thousands):

                                       Three months ended September 30,   Nine months ended September 30,
                                       -------------------------------    -------------------------------

                                            2000            1999                  2000         1999
                                          --------       --------              --------     --------
Private placement warrants                $  3,789       $      0              $  3,789     $      0
Deferred stock compensation                  3,518            839                 4,722        1,912
GO warrants                                      0            488                 3,684          488
AOL warrants                                 5,656            186                12,312          312
Other                                          307             69                   724           69
                                          --------       --------              --------     --------
  Total operating expense                   13,270          1,582                25,231        2,781
Non-cash interest                            7,260              0                 7,260            0
                                          --------       --------              --------     --------
   Total                                  $ 20,530       $  1,582              $ 32,491     $  2,781
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

The Company recognized total sales and marketing expense of $6.9 million and stock-based charges of $488,000 related to agreements with GO.com for the year ended December 31, 1999; and sales and marketing expense of $0 and $10.6 million and stock-based charges of $0 million and $3.7 million for the three and nine months ended September 30, 2000, respectively, related to the Go.com agreements.

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

Sales and marketing expenses:
Sales and marketing expenses consist primarily of portal fees, web-based advertising, salaries and related costs, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $12.3 million, from $17.8 million to $5.5 million for the quarters ended September 30, 1999 and 2000, respectively. The Go.com and America Online agreements were amended in April, 2000, which resulted in a $7.8 million decrease in portal expense for the quarter ended September 30, 2000 compared to the same quarter in 1999. Additionally, marketing expenses were reduced by $4.5 million as the Company reacted to liquidity issues.

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

Stock-based charges consist primarily of the amortization of the cost of issuing stock and warrants for common stock in payment for debt settlement or other consideration. The Company expensed $13.3 million during the three months ended September 30, 2000, as compared to $1.6 million during the three months ended September 30, 1999, an increase of $11.7 million. The primary reasons for the increase are an $5.4 million increase in amortization of warrants issued to America Online in conjunction with the contract amendments made in April, 2000 and $6.4 million in amortization of warrants issued with the Private Placement in August, 2000.

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

(ii)10.89 Employment Agreement dated August 22, 2000 by and between the Company and Stephen Plutsky.

(ii)10.90 Employment Agreement dated October 24, 2000 by and between the Company and William H. Carlson

(ii)10.91 Asset Purchase Agreement dated November 1, 2000 by and between Sherwood Partners, Inc. and the Company

     (i) Incorporated by reference to the identically numbered Exhibit to the Company's Report on Form 8-K filed on September 1, 2000

     (ii) Incorporated by reference to the identically numbered Exhibit to the Company's Report on Form 10Q filed on November 14, 2000