Form 10-K
period 2000-12-31
DRKOOP COM INC
filed 2001-04-02
CIK 1073794

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                          Commission File No. 0-26275

                               drkoop.com, Inc.
            (Exact name of Registrant as specified in its charter)

                               ________________

                 Delaware                                      74-2845054
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

      225 Arizona Avenue, Suite 250
            Santa Monica, CA                                      90401
 (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code: (310) 395-5700 Securities registered under Section 12(b) of the Exchange Act: None

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of Common Stock on March 20, 2001, as reported by Nasdaq, was approximately $5,094,548. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes. In addition, 78,571,428 shares of Common Stock presently issuable upon conversion of the registrant's outstanding Preferred Stock have been excluded.


     The number of outstanding shares of the Registrant's Common Stock on March 20, 2001 was 39,919,481, which does not include shares of Common Stock issuable upon exercise or conversion of outstanding Preferred Stock, warrants or options.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

================================================================================
                               drkoop.com, Inc.

                                   Form 10K
                     For the year ended December 31, 2000

                               Table of Contents

                                                                                                                            Page
                                                                                                                           Number
                                                                                                                           ------
PART ONE

Item 1.     Business......................................................................................................       3

Item 2.     Properties....................................................................................................       7

Item 3.     Legal Proceedings.............................................................................................       7

Item 4.     Submission of Matters to a Vote of Security Holders...........................................................       8

PART TWO

Item 5.     Market for Company's Common Equity and Related Stockholder Matters............................................       9

Item 6.     Selected Financial Data.......................................................................................      10

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........................      11

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks...................................................      24

Item 8.     Financial Statements and Supplementary Data...................................................................      25

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........................      25

PART THREE

Item 10.    Directors and Executive Officers of the Company...............................................................      26

Item 11.    Executive Compensation........................................................................................      30

Item 12.    Security Ownership of Certain Beneficial Owners and Management................................................      38

Item 13.    Certain Relationships and Related Transactions................................................................      41

PART FOUR

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................      44

Signatures................................................................................................................      48

                                    PART I

Item 1. Business

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


Background

     drkoop.com is an Internet-based health and wellness network that (a) provides comprehensive information and guidance to consumers worldwide and (b) licenses content, interactive tools and a secure site to health systems, employers, physicians and healthcare providers. Our consumer-focused, interactive website, www.drkoop.com, integrates up-to-date health and wellness content on a wide variety of subjects with interactive communities and tools and provides opportunities to purchase health-related products and services on-line. Believing that "knowledge is power," our company's founders, including former U.S. Surgeon General Dr. C. Everett Koop, created drkoop.com to empower consumers to better manage their personal health and wellness with comprehensive, relevant and timely information.

     Our network, which we launched in July 1998, is designed to provide consumers with a variety of health content including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications and real-time medical news. In addition, we offer on-line e-mail communities. Our communities allow users to share experiences with others who face, or have faced, similar health conditions, leveraging the aggregate community to benefit each member. We also provide interactive tools from weight and body mass index calculators to a variety of health-risk assessment calculators for diabetes and heart disease. These tools permit users to personalize their drkoop.com experience.

     Until recently, our business model has been focused primarily on generating revenue from advertising and sponsorship on our website. This model has not proven to be successful, and we have incurred significant operating losses since
our inception.   Through acquisitions and strategic alliances, we are
positioning our company to focus more generally on the health and wellness market. Our objective is to implement an expanded business model that focuses on subscription, licensing and commerce (both on-line and off-line) within the broad health and wellness market. There can be no assurance that we will be able to successfully implement this expanded business model.

Business Strategy

     Our business strategy incorporates the following key elements:

     . Leverage the drkoop.com Brand. Through the use of the drkoop.com brand, we seek to implement Dr. Koop's vision of empowering individuals to better manage their personal health. We aim to increase awareness of the drkoop.com brand among consumers, healthcare organizations, Internet portals and other websites. Our objective is to further bolster our brand recognition by continuing to forge strategic relationships and pursue acquisitions of companies that complement and enhance our core assets.

     . Provide Consumers with Health Content of High Quality. We provide our users with high-quality health content, including information on acute ailments, chronic illnesses, nutrition, fitness and wellness, and access to medical databases, publications, and real-time medical news. This information is provided by established sources such as Dartmouth Medical School, Reuters, the National Institutes of Health, Multum Interactive Services, Inc. and the American Cancer Society. Our strategy is to integrate dynamic health information on a wide variety of subjects with relevant interactive communities and tools, and to provide opportunities to purchase health-related products and services on-line.

     . Expand Our Portfolio of Products and Services Through Acquisitions and Strategic Alliances. Through acquisitions and strategic alliances, we aim to position our company to focus more generally on the health and wellness market. We have recently entered into several strategic alliances and acquisitions.

          o In November 2000, we acquired the assets of drDrew.com, which has provided us with a market presence among the adolescent and young adult demographic. To date we have been unsuccessful in monetizing this acquisition.

          o In February 2001, we entered into a strategic alliance with i-Trax. i-Trax develops sophisticated point-of-care clinical solutions that help manage the most costly and complex diseases. Our alliance with i-Trax provides for the integration of our content with on-line medical management tools that have been developed or acquired by i-Trax and for the joint marketing of our combined products.

          o In February 2001, we entered into a strategic alliance with Acurian to offer consumers access to new therapy alternatives and clinical trial participation. Acurian uses web-enabled applications and databases to accelerate and improve the launch of clinical studies and newly approved prescription drugs. Under our agreement with Acurian, we are compensated based on the number of candidates referred by us that register for a trial and again for each candidate that enrolls in the trial.

          o In March 2001, we acquired the assets of StayfitUSA.com ("StayfitUSA"). StayfitUSA's model is to generate revenue by collecting a percentage of all fees paid and transactions executed in connection with health club memberships, billing services provided to the club organizations and e-commerce sales.

     . Syndicate Content to Promote Traffic Growth. We have entered into relationships with over 20 health care providers to license our content. These providers encompass more than 300 hospitals and healthcare facilities. These relationships include the creation of co-branded websites and the distribution of branded health information to affiliated entities.

     . Earn Consumer Trust with Stringent Privacy Standards. In response to increasing emphasis on ethics and privacy standards in the Internet health category, we allied with other industry leaders in late 1999 to form the Hi-Ethics (Healthcare Internet Ethics) coalition. This group is striving to self-regulate privacy and other standards for e-health companies in areas such as content, advertising and connectivity.

     . Develop and Expand On-line Health Communities. We currently offer our registered users free access to drkoop.com on-line clubs which are organized by general health topics including, but not limited to, Addiction & Recovery, Aging Health, General Health, Men's Health, Mental Health, Parenting & Children's Health, Physical Conditions and Women's Health. Our drkoop.com clubs allow users with similar health-related experiences to exchange information and gather news and knowledge in a secure, anonymous on-line environment. Users can also create and manage their own on-line clubs.

     . Provide Consumers with Unique Features and Tools. Our website is designed to provide easy access to innovative features and tools. Currently, our most popular tools include on-line calculators, such as those used to calculate an individual's body mass index, ideal weight, and sleep requirements, as well as our drug-checker tool that educates consumers about possible interactions among various drugs and other substances. We intend to continue to add useful tools enabling our users to personalize their on-line experience. We believe that our tools and features will continue to encourage users to visit our website frequently and increase the likelihood that they will select drkoop.com as their preferred website for health-related issues.


Competition

     A large number of Internet companies compete for users, advertisers, e-commerce transactions and other sources of on-line revenue. Internet websites offering health content, products and services are vast and increasing at a rapid rate. In addition, traditional media and healthcare providers compete for consumer attention both through traditional means as well as through new Internet initiatives. Competition for healthcare consumers will continue to increase as the Internet grows as a communication and commercial medium.

     We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

     . health-related on-line services or websites targeted at consumers, such as accesshealth.com, ahn.com, betterhealth.com, drweil.com, healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com (now part of webmd.com), thriveonline.com and webmd.com;

     . on-line and Internet portal companies, such as America Online, Inc., Microsoft Network, Yahoo! Inc., Excite@Home, Inc. and Lycos Corporation;

     . electronic merchants and conventional retailers, such as CVS, Rite Aid Corporation, Walgreen's, Advanced Paradigm, Express Scripts, Inc. and Merck-Medco, that provide healthcare goods and services competitive to those available from links on our website;

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

Our competitive position in the healthcare market is difficult to characterize due principally to the variety of current and potential competitors and the emerging nature of the market. Furthermore, many of our competitors are likely to enjoy substantial advantages compared to our company, including:

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

Operating Infrastructure

     Our website is based on a technical operating infrastructure, the drkoop.com web platform, which is designed to be highly scaleable and reliable. The drkoop.com web platform consists of several subsystems, including a scaleable web cluster used to service user requests for web pages. The web cluster is controlled by a hardware cluster manager, which continuously monitors the performance and availability of the individual servers within the web cluster. In the event of an individual server failure or if a server requires maintenance, the hardware cluster manager automatically distributes incoming requests to other available servers without disrupting the user's experience.

     The drkoop.com web platform consists of readily available, off-the-shelf computer systems, including dual Intel Pentium servers in a fully redundant configuration. The drkoop.com web platform was designed using a proprietary architecture deploying primarily Microsoft technology running the Windows/NT Operating System. Other Microsoft web enabling technologies used in the drkoop.com web platform include:

     . Microsoft Membership and Personalization Server--software that captures user data and enables the drkoop.com experience to be customized for each user;

     . Microsoft SQL Server--database software used to store user data and content; and

     . Microsoft Internet Information Server--software which enables pages to be displayed to the user.

     In connection with our acquisition of the drDrew.com assets in November 2000, we are in the process of migrating the drDrew.com website to a Microsoft infrastructure, which will match our current infrastructure.

     In addition to commercially available software, we also use the content management and development system and specialized applications that we have created. Our data center is maintained offsite by a third party and provides us with multiple backbone connections to the Internet and a fault-tolerant network design. In addition, electricity for running our web platform is protected by uninterruptible power systems including back-up diesel generators, and we have an operations and disaster recovery plan. We do not maintain a back-up data center.


Employee Resources

At the end of the first quarter of 2001, we had approximately 37 full-time employees as compared to 218 employees at the end of the first quarter of fiscal 2000. None of our employees are represented by a union. We believe that we have a good relationship with our employees.

Item 2. Properties

  Our headquarters are located in Santa Monica, California where we lease a combined 6,000 square feet in two nearby locations under month-to-month leases. We have negotiated to terminate our Austin, Texas lease where we were previously headquartered and have completely vacated that space as of the end of March 2001. We also lease a sales and marketing office in Philadelphia, Pennsylvania, which is approximately 2,000 square feet and expires in 2006. We believe that the existing facilities are adequate to meet our needs for the immediate future and leasing additional or alternative space near our current facilities can accommodate our future growth.

Item 3. Legal Proceedings

  We and certain of our prior officers and directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In re
                                                                  -- --
drkoop.com, Inc. Securities Litigation.  The Consolidated Action, which is
--------------------------------------
maintained on behalf of purchasers of our securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class, and approved lead plaintiffs' selection of lead plaintiffs' counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. Our time to respond to the Consolidated Amended Complaint has not yet expired. We believe that the claims alleged in the Consolidated Action are without merit and intend to defend the Consolidated Action vigorously.

  Our counsel has received a letter from a representative of a regional office of the United States Securities and Exchange Commission (the "SEC") stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that we voluntarily provide the SEC with information regarding such events and circumstances. The SEC letter states that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letter was commenced by order of the SEC dated August 16, 2000. We have responded to the letter.

  We are a nominal defendant, and certain of our prior officers and directors are defendants, in a derivative action lawsuit (the "Derivative Action") in the United States District Court for the Western District of Texas captioned Manju
                                                                         -----
Ahuja v. Georgen-Saad et al.  The Derivative Action, which was filed on January
---------------------------
9, 2001, asserts various claims that we allegedly have against the defendants for alleged breaches of fiduciary duty and other purported wrongdoing. Our time to respond to the complaint has not yet expired. In accordance with our obligations under applicable law, our board of directors will evaluate the alleged claims identified in the Derivative Action. We separately have received a letter demanding that we initiate a derivative action lawsuit asserting various claims that the letter alleges that we have against certain of our prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing. In accordance with its obligations under applicable law, our board of directors will evaluate the alleged claims identified in the demand letter.

  We and certain of our prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned
F. Dennis Pryor III v. drkoop.com, Inc. et al.  The lawsuit, which was filed on
---------------------------------------------
February 14, 2001, has been brought by purchasers of convertible promissory notes issued by us. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into our common stock. The time for us to respond to the complaint has not yet expired. We believe that the claims alleged in the lawsuit are without merit and we intend to defend the lawsuit vigorously.

  We are a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise
                                                                     -------
International Leasing Corporation vs. Drdrew.com, Inc. et al. The lawsuit,
-------------------------------------------------------------
which was filed on March 2, 2001 by Sunrise International Leasing Corporation, alleges that we wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment. Our time to respond to the complaint has not yet expired.

  We cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by our insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on our financial condition and results of operations.

  We are also involved in other claims and disputes which are incidental to the regular conduct of our business and are not presently believed to be material.

Item 4. Submission of Matters to a Vote of Security Holders


   We held our annual meeting of stockholders at the Fairmont Miramar, 101 Wilshire Boulevard, Santa Monica, California 90401, on December 13, 2000. At the annual meeting, each of Scott J. Hyten, George A. Vandeman and Edward A. Cespedes were elected as Class I directors to serve for a term ending on the annual meeting to be held in 2003 or until the election and qualification of their respective successors. Of the 116,578,121 total number of shares entitled to vote at the annual meeting, with respect to the election of directors, the number of votes cast are set forth below:

                    Directors                     For              Withhold
               Scott J. Hyten                 71,269,583            289,708
               George A. Vandeman             71,269,703            289,588
               Edward A. Cespedes             71,269,583            289,708


  The other directors whose terms of office as directors continued after the annual meeting are Dr. C. Everett Koop, Richard M. Rosenblatt, Donald W. Hackett, Edwin M. Cooperman, Marshall S. Geller and Joseph P. Wynne. Donald W. Hackett has since resigned.

  The stockholders also approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 500,000,000 shares and an amendment to our 1999 Equity Participation Plan to increase the number of shares of common stock that may be issued under the plan from 3,750,000 shares to 5,250,000 shares. In addition, the stockholders approved the 2000 Equity Participation Plan to allow for directors, employees and consultants to be granted options to acquire shares of common stock. With respect to these proposals, of the 116,578,121 total number of shares entitled to vote, the votes were cast as follows:

                    Proposals                             For          Against       Abstain       Broker non-votes
To approve an amendment to the Restated                70,899,528       467,143      192,620              -
Certificate of Incorporation to increase the
number of authorized shares of common stock from
100,000,000 shares to 500,000,000 shares.

To approve an amendment to our 1999 Equity             70,291,714     1,074,557      193,020              -
Participation Plan to increase the number of
shares of common stock that may be issued under
the plan from 3,750,000 shares to 5,250,000.

To approve the 2000 Equity Participation Plan to       70,550,886       823,952      184,453              -
allow for directors, employees and consultants
to be granted options to acquire shares of
common stock.

                                    PART II

Item 5. Market for Company's Common Equity and Related Stockholder Matters

Price Range of Common Stock

  Our common stock has been traded on The Nasdaq Stock Market under the symbol "KOOP" since June 8, 1999. The following table sets forth the high and low sales prices of our common stock for the periods indicated, as reported by Nasdaq.

     Quarter                                      High      Low
     -------                                      ----      ---
     Second Quarter 1999....................    $17.44    $10.44
     Third Quarter 1999.....................     36.88     14.19
     Fourth Quarter 1999....................     19.00     11.88
     First Quarter 2000.....................     16.50      3.69
     Second Quarter 2000....................      3.59      1.09
     Third Quarter 2000.....................      2.27       .81
     Fourth Quarter 2000....................      1.25       .19

  We have also issued shares of preferred stock in connection with financing transactions completed in August 2000. There are 2,750,000 shares of preferred stock outstanding and such shares are initially convertible into 78,571,428 shares of our common stock reflecting a conversion price of $0.35. The conversion price is subject to adjustments for stock splits, recapitalizations and other similar events. There is no public trading market for our preferred stock. A registration statement covering the resale of the shares of common stock underlying the preferred stock has been declared effective by the Securities and Exchange Commission.

  As of March 20, 2001, there were approximately 345 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.


Dividend Policy

  We have never paid cash dividends on our common stock, and we anticipate that we will retain our earnings, if any, to finance the growth of our business.


Changes in Securities

  During the fiscal quarter ended December 31, 2000, we issued 1,580,000 shares of common stock to Sherwood Partners, a corporate restructuring and business advisory firm, in exchange for all of the assets of drDrew.com. This issuance was exempt from registration by operation of Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

  Sales of our securities in transactions exempt from registration under the Securities Act of 1933 consummated in prior fiscal quarters during fiscal year 2000 are described in our quarterly reports on Form 10-Q that we have previously filed.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with the Financial Statements and the accompanying Notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data at December 31, 2000 and 1999, are derived from our audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the period from our inception (July 17, 1997) through December 31, 1997 and the balance sheet data at December 31, 1998 and 1997 are derived from our audited financial statements. Historical results are not indicative of the results to be expected in the future.

                                                                                                                     Period From
                                                                                                                   Inception (July
(Dollars in thousands, except per share data)                          Year Ended     Year Ended     Year Ended     17, 1997) thru
                                                                       December 31,   December 31,   December 31,     December 31,
                                                                           2000           1999           1998             1997
                                                                           ----           ----           ----             ----
Statement of Operations Data:
Revenues............................................................     $  10,648      $   9,431      $      43       $      --
Operating expenses:
  Production, content and product development
  (includes stock-based charges of $1,327, $721, $0 and $0).........        18,420         10,082          4,448             461
  Sales and marketing
  (includes stock-based charges of $28,482, $3,007, $0 and $0)......        72,393         46,019          2,008              --
  General and administrative
  (includes stock-based charges of $8,070, $1,309, $107 and $0).....        23,039         10,809          2,704             161
  Impaired assets...................................................         3,790             --             --              --
  Write-off of investments and other intangibles....................         7,444             --             --              --
                                                                         ---------      ---------      ---------       ---------
     Total operating expenses.......................................       125,086         66,910          9,160             622
                                                                         ---------      ---------      ---------       ---------
Loss from operations................................................      (114,438)       (57,479)        (9,117)           (622)
Interest income (expense), net
(includes stock-based charges of $7,260, $0, $0 and $0).............        (6,776)         1,344             34              --
                                                                         ---------      ---------      ---------       ---------
Net loss............................................................      (121,214)       (56,135)        (9,083)           (622)
Beneficial conversion feature related to Series D preferred stock...       (27,500)            --             --              --
Cumulative effect of accounting change..............................         2,750             --             --              --
Accretion of redeemable securities to fair value....................            --        (17,255)       (14,325)             --
Dividend to preferred stockholders..................................            --         (9,147)            --              --
                                                                         ---------      ---------      ---------       ---------
Loss attributable to common stockholders............................     $(145,964)     $ (82,537)     $ (23,408)      $    (622)
                                                                         =========      =========      =========       =========

Basic and diluted net loss per common share.........................     $   (4.16)     $   (3.97)     $   (2.86)      $   (0.09)
                                                                         =========      =========      =========       =========
Weighted average shares outstanding used in basic and diluted net
 loss per common share calculation..................................        35,077         20,814          8,175           6,750
                                                                         =========      =========      =========       =========

                                                                                                December 31,
                                                                       -----------------------------------------------------------
                                                                           2000            1999           1998            1997
                                                                           ----            ----           ----            ----
Balance Sheet Data:
Cash and cash equivalents...........................................      $11,464         $35,706       $     --        $    8
Working capital (deficiency)........................................        4,861          46,302         (2,905)         (649)
Total assets........................................................       21,211          99,720            380            43
Convertible notes payable to stockholder............................           --              --            451            --
Leases payable......................................................        1,933           1,078             --            --
Mandatorily redeemable convertible (Series B) preferred stock.......           --              --         18,406            --
Stockholders' equity (deficit)......................................        7,580          71,317        (20,994)         (614)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth under "Selected Financial Data" and the financial statements and the notes to those statements included elsewhere in this Report on Form 10-K as well as the following section titled "Risk Factors That May Affect Future Results and Safe Harbor Statement." This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements.


Overview

  We operate drkoop.com, an Internet-based consumer health network, and certain other websites. Our network consists of a consumer-focused interactive website that provides users with comprehensive health information and services, as well as affiliate relationships with other websites, healthcare organizations and traditional media outlets. Our primary website, www.drkoop.com, is a health portal that integrates dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services on-line.

  Our company launched the drkoop.com website in July 1998. Subsequent to the launch of our website, we have focused on broadening the content and functionality of our website, attracting an audience to the drkoop.com network and creating revenue from advertising, sponsorship and electronic commerce arrangements as well as the licensing of our content and tools.

  We derive our revenues primarily from advertising and sponsorship arrangements and content subscription and software licensing fees. Additionally, we generate lesser revenues from electronic commerce through alliances with certain retailers of pharmaceuticals and related products and through providing insurance companies with the opportunity to sell products and services to our audience.

  Advertising revenues are derived primarily from short-term advertising contracts in which we typically guarantee a minimum number of user "impressions" to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on our website view an advertisement. We recognize advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. We have utilized a combination of third-party firms and in-house staff for the sales and insertion of advertisements on our website. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout our website or for target audiences and properties within specific areas of our website. The short-term nature of many advertising arrangements, and the involvement of third parties who report sales to us after a time lag, have made advertising revenues difficult to forecast.

  Sponsorship revenues are derived from long-term contracts generally ranging from three to fifty months in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions. Sponsorship arrangements typically include the delivery of a guaranteed minimum number of impressions and the design and implementation of customized pages on our website that enhance the promotional objective of the sponsor. Costs associated with the development of the web pages are minimal and are expensed when incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Additionally, depending on the complexity of an advertising or sponsorship revenue arrangement, we may provide initial site design consulting and engineering services that require the development and implementation of specific website enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

  Content subscription and software licensing fees are facilitated through our Community Partnership Program ("CPP") and from the sale of calculators. Subscriptions to our Community Partnership Program generally vary from one to three years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our website for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and are recognized ratably over the term of the CPP contract, generally ranging from one to three years. Software licenses for calculators are also sold as a stand-alone product and are recognized as revenue upon shipment of the software.

  E-commerce revenues were nominal for the years ended December 31, 2000 and 1999.

  Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2000 we had an accumulated deficit of $196.9 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, distribution, brand promotion, content development, sales and marketing, and operating infrastructure. To date, our business model has assumed that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. However, to date, this business model has not been successful. Our expanded business model assumes that we will be able to generate additional revenues from drkoop.com branded health and wellness offerings (through on-line and off-line programs), which we have recently initiated or intend to initiate in the future. This business model is not yet proven, we have limited financial resources to implement it and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or conform to expectations of the public markets.

  During fiscal 2000 we restructured our operations and significantly reduced staffing levels to better align our operations to the changing business environment and our revised business model. Staffing levels decreased by 61%, from 218 employees to 86 employees, in fiscal 2000. Further reductions in the first quarter of fiscal 2001 reduced staffing levels by an additional 49 employees.

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


Results of Operations


  Revenues. Revenues were $10.6 million, $9.4 million and $43,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Revenues increased in fiscal 2000 primarily due to increased participation in our Community Partner Program. The increase in revenue in fiscal 1999 compared to fiscal 1998 was a result of one full year of sales compared to one quarter of sales in 1998 due to the fact that our website, www.drkoop.com, was launched in July 1998.

  Revenue from content subscription and software licenses was $3.5 million, $1.7 million and $27,000, representing 33%, 18% and 63% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in content subscription and software license revenue was primarily attributable to the continued expansion of the Community Partner Program in fiscal 2000 and 1999, resulting in an increase in the average number of users during the year ended December 31, 2000 compared to the years ended December 31, 1999 and 1998. Also included in content subscription and software license revenue in fiscal 2000 was $94,000 from the sale of calculator tool software licenses. There was no such revenue in fiscal 1999 or 1998.

  Revenue from advertising and sponsorships was $7.1 million, $7.7 million and $15,000, representing 67%, 81%, and 35% of total revenues, for the years ended December 31, 2000, 1999 and 1998, respectively. Advertising and sponsorship revenues for the year ended December 31, 1999 include $522,000 of consulting and engineering services. The primary source of advertising revenue is derived from non-recurring short-term advertising and sponsorship arrangements. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the general business conditions of e-commerce companies.

  Other revenues for fiscal 2000 and fiscal 1999 consist primarily of fees paid for successful screenings of potential clinical trial participants and e-commerce transactions.

  For the year ended December 31, 1999, barter revenues represented $527,000, or 6%, of total revenues. Advertising and sponsorship barter revenue was $417,000 and content subscription and software license barter revenue was $110,000 for the year ended December 31, 1999. During fiscal 1999 we recorded equivalent amounts as expense related to these barter transactions. There was no barter revenue recorded in fiscal 2000 or fiscal 1998.

  Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense was $18.4 million, $10.1 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. This represents increases of $8.3 million or 82% and $5.7 million or 130%, for fiscal 2000 and fiscal 1999, respectively. The increases in production, content and product development costs for fiscal 2000 and fiscal 1999 were primarily due to the addition of personnel, which resulted in higher salaries, benefits and travel costs, significant investments in software development which resulted in increased depreciation expense, and an increase in content licensing expenditures required as our website has continued to develop and expand. Production, content and product development expenses also include stock-based charges of $1.3 million and $721,000 for the years ended December 31, 2000 and 1999, respectively, which represent the amortization of the cost of issuing stock and warrants for common stock in payment for debt settlement or other consideration. We expect that production, content and product development expenses will decrease significantly in the foreseeable future as we continue to realign our cost structure with our revised business model.

  Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense increased by $26.4 million, from $46.0 million to $72.4 million for the year ended December 31, 2000; and by $44.0 million, from $2.0 million to $46.0 million for the year ended December 31, 1999. The primary reason for the increase in 2000 relates to an increase in stock-based charges of $25.5 million, which represents the amortization of warrants issued to Go.com and America Online in conjunction with the contract amendments made in April 2000. The primary reasons for the increases in 1999 were costs associated with the distribution agreements with major portals, totaling $20.3 million for the year ended December 31, 1999 as compared to $0 for the same periods in 1998, and on-line and off-line advertising and promotion expenses for our website totaling $17.6 million for the year ended December 31, 1999 as compared to $1.1 million for the year ended December 31, 1998. Additionally, we experienced significant growth in the number of sales and marketing personnel, which resulted in increased salary and related expenses of approximately $4.2 million for the year ended December 31, 1999 as compared to $719,000 for the year ended December 31, 1998. We anticipate that sales and marketing expenses will decrease significantly as a result of the amendment to our portal agreements with Go.com and American Online and as we continue to realign personnel requirements and expenditures for distribution, advertising, brand promotion, public relations and other marketing activities.

  General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expense was $23.0 million, $10.8 million and $2.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. The $12.2 million increase in fiscal 2000 resulted from a $3.8 million increase in amortization of warrants issued with the Private Placement in August 2000, a $1.4 million increase in bad debt expense, a $1.7 million charge for severance costs and a general increase in costs during the first half of fiscal 2000. The $8.1 million increase in fiscal 1999 was primarily a result of increased personnel and associated stock-based compensation, increased professional fees and the amortization of intangible assets of $1.2 million. We anticipate that general and administrative expense will decrease significantly as we continue to realign our cost structure with our revised business plan.

  Impairment of assets. In 2000, we determined that the net carrying value of certain property and equipment was not recoverable as a result of changes in the business model and reduction in business volumes. Based upon the difference between the carrying value of the property and equipment and the estimated discounted future cash flows expected to result from use of the assets and their eventual disposition, we recorded a charge of $3.8 million for the year ended December 31, 2000.

  Write-off of investment and intangible assets. Effective April 18, 2000, we and HealthMagic, Inc. ("HMI") entered into a Settlement Agreement and Mutual General Releases ("Settlement"). Under the terms of the Settlement, the business relationship between us and HMI was terminated. We rescinded and returned our 10% ownership of HMI and recorded a charge for our investment in HMI of $5.0 million and unamortized intangible assets of $2.4 million.

  Interest income (expense), net. Net interest income (expense) includes interest income from cash balances and interest expense related to finance obligations, particularly on the bridge loan and the line of credit, as well as convertible notes payable prior to conversion and capital leases on computer equipment. For the year ended December 31, 2000, we incurred charges of $7.3 million for the cost of issuing warrants in conjunction with securing the bridge loan and the line of credit. Interest income decreased by $860,000 from fiscal 1999 to fiscal 2000, due to lower average cash balances in fiscal 2000 resulting from our utilization of cash generated from our IPO completed in June 1999 to fund operating losses. Interest income increased by $1.3 million from fiscal 1998 to fiscal 1999 due to higher average net cash and cash equivalents balances resulting from the investment of the proceeds from our IPO completed in June 1999.

  Income tax. We have incurred net losses to date. As of December 31, 2000 and 1999, we had net operating loss carryforwards of $138 million and $63 million, respectively, for financial reporting purposes. We have recorded a valuation reserve equal to the amount of the carryforward due to the uncertain realization of these tax benefits.


Liquidity and Capital Resources

  As of December 31, 2000, we had current assets of $14.6 million with a cash and cash equivalents balance of $11.5 million and current cash liabilities of $5.8 million. Cash used in operating activities was $48.5 million, $52.7 million and $6.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The cash used in operating activities for these years was primarily attributable to funding net operating losses, which included costs to obtain and create content, develop products, increase our website traffic and market and promote our brand. Cash provided by financing activities was $25.6 million, $98.1 million and $7.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. In August 2000, we received net proceeds of $24.6 million from a private placement of convertible preferred stock and warrants. During 1999, cash provided by financing activities resulted primarily from proceeds from our initial public offering for which we received approximately $88.5 million in net proceeds. The $7.1 million in proceeds received during 1998 was from the issuance of preferred stock for $6.6 million combined with the issuance of a convertible note payable for $500,000.

  We do not anticipate significant capital expenditures in 2001. We may spend funds to invest in various forms of advertising to increase awareness of drkoop.com and its services. We may also spend funds to acquire strategic investments in other businesses or technologies.

  Our working capital requirements in the foreseeable future will depend on a variety of factors including our ability to implement our expanded business plan and reduce our net cash outflow. If we do not reduce our net cash outflow or are otherwise unable to successfully implement our business plan, we will require additional debt or equity financing prior to the end of 2001, the amount and timing of which will depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to meet operating obligations. See "Risk Factors That May Affect Future Results and Safe Harbor Statement" below.


Recent Accounting Pronouncements

  The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" in December 1999. In SAB 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to us. In the fourth quarter, we adopted SAB 101. The adoption of SAB 101 did not have a material impact on our financial position or overall results of operations.


Risk Factors That May Affect Future Results and Safe Harbor Statement

  Investors are cautioned that this Form 10-K contains forward-looking statements that involve risks and uncertainties, including the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) our plans and results of operations will be affected by our ability to manage our growth and working capital; (iii) our business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in our markets could adversely affect our plans and results of operations; and (iv) the risk factors identified below are not represented to be a comprehensive list.


 Risks Related to Our Business

We have a limited operating history and have not attained profitability.

  Since inception, we have incurred significant losses and negative cash flow, and as of December 31, 2000 we had an accumulated deficit of $196.9 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, promotion of the our brand, development of the content of our website, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising and sponsorship designed to reach those consumers. We are cognizant of the decline in the Internet advertising market and will reduce our dependence on advertising
revenues in the future.    Our business model also assumes that those users will
access important healthcare needs through electronic commerce over the Internet and that local healthcare participants will affiliate with us. This business model is not yet proven and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. We have received a report from our independent auditors for our fiscal year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months.

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

  We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties, our business would likely suffer. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations.

Our common stock may be delisted from the NASDAQ National Market.

  Our common stock has been trading at below $1.00 per share for more than thirty consecutive days, and we received a letter from the Nasdaq Market advising us that if we were unable to demonstrate compliance with the Nasdaq stock market's $1.00 minimum bid requirement for ten consecutive trading days before February 22, 2001, our common stock will be delisted at the close of business on February 26, 2001. We requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq staff's ruling that the our securities are subject to delisting from The Nasdaq National Market due to our failure to comply with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and an oral hearing is scheduled to be held on March 30, 2001. The delisting of our securities has been stayed pending the outcome of the hearing. We are not currently in compliance with the $1.00 minimum bid price requirement, and there can be no assurance that the Nasdaq Listing Qualifications Panel will grant our request for continued listing. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

We currently have litigation pending against us and cannot predict the outcome of such litigation.

  We are currently aware of several lawsuits filed against us. One of these lawsuits is a consolidated class action lawsuit maintained on behalf of purchasers of our securities (the "Consolidated Action"). The Consolidated Action alleges violations of federal securities laws and is pending in federal court in Austin, Texas. We believe that the claims alleged in the Consolidated Action are without merit and intend to defend the lawsuit vigorously. In relation to the Consolidated Action, our counsel has received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the events and circumstances surrounding the allegations raised in the lawsuits and asking that we voluntarily provide the SEC with information regarding such events and circumstances. The SEC letter also states that the investigation should not be construed as an indication that any violations have occurred. In addition, we are a nominal defendant, and certain of our prior officers and directors are defendants, in a derivative action lawsuit (the "Derivative Action") in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative
                            ---------------------------------
Action, which was filed on January 9, 2001, asserts various claims that we allegedly have against the defendants for alleged breaches of fiduciary duty and other purported wrongdoing. We separately received a letter demanding that we initiate a derivative action lawsuit asserting various claims that the letter alleges that we have against certain of our prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing. In addition, we and certain of our prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F.
                                                                              --
Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on
------------------------------------------
February 14, 2001 by purchasers of convertible promissory notes issued by us, asserts various claims based on the allegations that the plaintiffs were misinformed as to the length of the holding period upon conversion of the notes into our common stock. We are also a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. Drdrew.com,
                   ---------------------------------------------------------
Inc. et al. The lawsuit, which was filed on March 2, 2001 by Sunrise
----------
International Leasing Corporation alleges that we wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment. Our time to respond to the complaint has not yet expired.

  We cannot predict the outcome of the litigation described above or extent to which the costs of defense and any settlement or award will be covered by our insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on our financial condition and results of operations.

Our business is changing rapidly, which could cause our quarterly operating results to vary and our stock price to fluctuate.

  Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business would suffer and we may not be able to finance our growth plans for our business or to pay our expenses in a timely manner. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. These conditions have existed in the year ended December 31, 2000.

  Important factors which could cause our results to fluctuate materially include:

  .  our ability to attract and retain users;

  .  our ability to implement our expanded business model;

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

  . technical difficulties or system unavailability affecting the operation of our website; and

  . our ability to attract new business partners, many of whom have become unsure of our long term viability based on recent adverse press coverage.

  Our revenues for the foreseeable future will remain principally dependent on user traffic levels, and advertising and sponsorship activity, as well as on our offering of products and services in the health and wellness market that we have not previously offered. We will also be dependent on the further development of revenue streams related to e-commerce activities, physician services, market research, sales of interactive tools and similar technology products and the level of affiliate subscriptions in our domestic and international content partner programs. Such future revenues are difficult to forecast due to, among other things, the involvement of third parties and the time lag in receiving sales data and because these are all new, developing businesses. In addition, we plan to increase our sales and marketing operations, obtain broader distribution for our service, expand and develop content and upgrade and enhance our technology and infrastructure development in order to support our growth.

  Many of the expenses associated with these activities--for example, personnel costs, and technology and infrastructure costs--are relatively fixed in the short-term. We have endeavored over the past several months to reduce the cost of operating our business. However, we may be unable to adjust spending quickly enough to offset any unexpected revenue or capital shortfall, in which case our results of operations and liquidity would suffer materially.

  Our expanded business model contemplates developing and offering products and services that we have not previously developed and offered, and we may not be able to derive incremental revenues from these offerings.

  Our expanded business model contemplates that we will develop and offer products and services targeting segments of the health and wellness market, both on-line and off-line, that we have not previously developed or offered. For example, through StayfitUSA, we intend to create a significant virtual market for health and fitness club memberships and are targeting large employers as purchasers of such memberships for their employees. Through our strategic alliance with i-Trax, we intend to jointly offer on-line products to physicians and patients serving a variety of physician and patient needs. We have not previously developed or offered these types of products or services, and there can be no assurance that these offerings will be successful or generate additional revenue. If the implementation of our expanded business model does not result in significant incremental revenues to us, we will require additional equity or debt financing to continue our operations.

We must establish, maintain and strengthen our brand in order to attract users to our network and generate revenue from existing and new businesses.

  In order to expand our audience of users and increase our on-line traffic, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, healthcare consumers must perceive us as a trusted source of health information, and advertisers, merchants and manufacturers must perceive us as an effective marketing and sales channel for their products and services. In addition, this community must also view us as financially stable. If our marketing efforts are not productive or if we cannot strengthen our brand, our website will receive a lower level of user traffic and we may experience a decline in the number of advertisers, content providers and sponsors who support our website as a result. In addition, a key element of our strategy to establish, maintain and strengthen our brand is to encourage consumers to associate us with Dr. C. Everett Koop. We believe that consumers consider Dr. C. Everett Koop to be a trustworthy and credible leader in the healthcare field, although at times he has been at the center of controversy on various healthcare-related issues. We cannot assure you, however, that Dr. C. Everett Koop will maintain this reputation, and any damage to his reputation may reduce the commercial viability of our brand. In addition, if our relationship with Dr. C. Everett Koop terminates for any reason, we will need to change the name of our website and our business, and devote substantial resources towards building a new marketing and brand strategy.

Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

  A key element of our strategy is to associate our company with former U.S. Surgeon General C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the healthcare field. We are a party to a Second Amended and Restated Name and Likeness Agreement, dated June 22, 2000, with Dr. Koop, which permits us to use his image, name and likeness in connection with health-related services and products. Under this agreement, our use of Dr. Koop's name, image or likeness is subject to his prior written approval of the resulting products, although he may not unreasonably withhold his approval. As consideration for the June 2000 extension of the Dr. Koop agreement and the previous amendment executed in August 1999, we granted Dr. Koop options to purchase 214,400 shares of our common stock for an exercise price of $17.88 per share and options to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share. The Dr. Koop agreement is exclusive and for a term of seven years, subject to automatic renewal for additional five-year terms unless it is terminated by either party not more than 270 and not less than 180 days before the end of each term. If the Dr. Koop agreement is terminated other than due to a breach or default by us, we will have the right to use the name, image or likeness of Dr. Koop on a non-exclusive basis, potentially with other users of his name and likeness. Additionally, we will have the right to use the name, image or likeness of Dr. C. Everett Koop on an exclusive basis, without competition from any other users of his name and likeness, with respect to any products or services involving or related to Internet-based health information, healthcare related software services and products, or electronic commerce for a period of five years after the termination of the Dr. Koop agreement. Furthermore, Dr. Koop's name, image or likeness may not be licensed or otherwise conveyed to any direct competitor. If we default in our obligations and do not promptly cure the default, Dr. Koop may terminate the Dr. Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. Koop's name, image and likeness on the 90th day after such termination. Dr. Koop may also terminate the Dr. Koop agreement under certain circumstances upon a change in control of our company to which Dr. Koop does not give his prior consent, in which event the agreement automatically terminates and all rights in the Koop name granted under the agreement immediately revert to Dr. Koop.

  If our agreement with Dr. Koop were terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our website and devote substantial resources towards building a new marketing and brand strategy. Without our ability to use Dr. Koop's name and likeness or Dr. Koop's participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our website. If Dr. Koop ends his affiliation with our company, we could suffer a significant loss of credibility and trust with health consumers as a result. Any development that would cause Dr. Koop to exercise his right to terminate his relationship with our company or which otherwise would cause us to lose the benefits of our affiliation with him would cause our business, results of operation and financial condition to suffer. We do not maintain "key person" life insurance for Dr. Koop or any of our personnel.

We have materially amended our major contracts which may result in reduced traffic to our website.

  On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we became the exclusive provider of health and related content on three websites of the GO Network. Under the Infoseek agreement, we were also the premier health content provider for ABCNews.com. The term of these agreements was for three years and they required the payment of an aggregate of $57.9 million in cash over three years. We also issued warrants to acquire 775,000 shares of our common stock at an exercise price of $8.60 per share. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc. under which we became the premier health content provider across five AOL brands: America Online, CompuServe, AOL.com, Netscape Netcenter and Digital City. The term of the agreement was for four years and, it required cash payments of $89 million over four years, plus the issuance of fully vested and performance-based warrants to purchase shares of our common stock. These transactions were premised on the assumption that the traffic to our website that would be obtained from these arrangements would permit us to earn revenues greater than the payments made to them. These assumptions proved to be untrue, and since we were unsuccessful in generating sufficient revenues to offset these expenditures, we renegotiated these agreements. Both of these agreements were renegotiated in April 2000.

  Due to our renegotiation, the carriage of our service on the GO Network has ended. Our relationship with AOL, as renegotiated, no longer entitles us to premier status and runs through April 2001. Traffic from AOL varies widely, but can be significant particularly when AOL elects to promote or give prominent placement to one of our interactive tools or to a news story or feature on our website. We and AOL also remain party to a separate contract for which we were paid $8.0 million in advance. This contract imposes obligations on us relating to the development of a personal medical record tool and could be terminated if our carriage agreement is terminated, resulting in potential financial penalties.

In order to attract and retain our audience of users, we must provide health content, tools and other features, which meet the changing demands of those users.

  One of our fundamental business objectives is for our website to be a trusted source of health information and services. As with any form of media that depends on consumer usage and interest, we have to provide editorial content and other features such as interactive tools between a user and our website that users demand in order to continue to attract and retain our audience of users. We expect that competitive factors will create a continuing need for us to retain, improve and add to our editorial content, interactive tools and other features. We will not only have to expend significant funds and other resources to continue to improve our network, but we must also properly anticipate and respond to consumer preferences and demands. Competition for content has increased the fees charged by high quality content providers and we expect this trend to continue. The addition of new features will also require that we continue to improve the technology underlying our website. These requirements are significant, and we may fail to execute them quickly and efficiently. If we fail to expand the breadth of our offerings quickly, or these offerings fail to achieve market acceptance, our business will suffer significantly as a result of decreased consumer interest in our website and a reduction in advertising and sponsorship revenues.

Our business model relies on Internet advertising and sponsorship activities, which may not be an effective or profitable marketing media and may create a perceived conflict of interest issue.

  Although our revised business plan focuses on sources of revenue in addition to advertising, our future continues to depend in part on increased use of the Internet as an advertising medium. We expect to derive a substantial portion of our revenues from advertising and sponsorships. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions remains uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenues would suffer. Further, our relationship with advertisers and sponsors could be perceived as a conflict of interest by users regardless of the safeguards put in place to segregate our editorial and commercial activities. We are cognizant of the decline in the Internet advertising market and will reduce our dependence on advertising revenues in the future.

  Companies use various pricing models to sell advertising on the Internet. For example, some arrangements rely on the display of an "impression" to a user, while others require that the user gain access to the advertiser's website by clicking on a direct link located on our website. It is difficult to predict which, if either will emerge as the industry standard, thereby making it difficult to project our future advertising rates and revenues. Our advertising revenues could also suffer in the same way if we are unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs have become available in the marketplace that filter, limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could halt the commercial viability of Internet advertising.

In order to execute our growth plan we must attract, retain and motivate highly skilled employees, and we face significant competition from other Internet and new media companies in doing so.

  Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, we depend on the continued services of key board members, our senior management and other personnel. Competition for personnel throughout the Internet and related new-media industry is intense. We have faced particular challenges recently in light of our well-publicized difficulty obtaining funds and capital, our low stock price which has fallen below the exercise price of many of the stock options granted to employees and a very competitive labor market for high technology workers. Recently, a significant number of our employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, we will experience difficulty in sustaining the level and quality of our business.

We depend on third-party relationships, many of which are short-term or terminable, to generate advertising and provide us with content.

  We depend, and will continue to depend, on a number of third-party relationships to increase traffic on www.drkoop.com and www.drdrew.com and generate advertising and other revenues. Outside parties on which we depend include unrelated website operators that provide links to our website, providers of health content and portals which provide us with the ability to operate and run our websites. Many of our arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at any time by either party. We cannot assure you that third parties regard our relationship with them as important to their own respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

  We intend to produce only a portion of the health content that will be found on the our network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. Several key content relationships are up for renewal in the next year, including the name and likeness agreement with Dr. Nancy Snyderman, dated June 1, 1998, and the content agreement for the Drug Checker feature on our website. Failure to renew existing content relationships may result in a competitor acquiring a key content provider on an exclusive basis. This could make our network less attractive or useful for an end user, which could reduce our advertising and e-commerce revenues.

  We cannot assure you that we will be able to maintain relationships with third parties that supply us with content, carriage, software or related products or services that are crucial to our success, or that such content, software, products or services will be able to sustain any third-party claims or rights against their use. Also, we cannot assure you that the content, software, products or services of those companies that provide access or links to our website will achieve market acceptance or commercial success. As a result, our existing relationships might not result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

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

  Many of our service agreements, such as those with our on-line community's partners, contain performance standards. If we fail to meet these standards, our customers could terminate their agreements with us or require that we refund part or all of the license fees. The loss of any of our service agreements and/or associated revenues would directly and significantly impact our business. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis, at a commercially reasonable cost, or at all.

We may have liability for information we provide on our website or which is accessed from our website.

  Because users of our website access health content and services relating to a condition they may have or may distribute our content to others, third parties may sue us for defamation, negligence, copyright or trademark infringement, personal injury or other matters. We could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against on-line services in the past. Privacy concerns have also resulted in recent actions by the Federal Trade Commission and other government agencies. Others could also sue us for the content and services that are accessible from our website through links to other websites or through content and materials that may be posted by our users in chat rooms or bulletin boards. While our agreements, including those with content providers, in some cases provide that we will be indemnified against such liabilities, such indemnification, if available, may not be adequate. Our insurance may not adequately protect us against these types of claims. Further, our business is based on establishing the drkoop.com network as a trustworthy and dependable provider of health information and services. Allegations of impropriety, even if unfounded, could therefore damage our reputation and our business.

Any failure or inability to protect our intellectual property rights could adversely affect our ability to establish our brand.

  Our intellectual property is important to our business. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our intellectual property. Registrations are pending for the trademark "drkoop.com," as well as other services and trademarks which incorporate the Dr. Koop name. Our right to use the Dr. Koop name is granted to us under an agreement with Dr. C. Everett Koop. If we lose our right to use the Dr. Koop name, we would be forced to change our corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact our business. We also rely on a variety of technologies that are licensed from third parties, including our database and Internet server software, which is used in our website to perform key functions. These third-party licenses may not be available to us on commercially reasonable terms in the future.

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

  To be successful, we must attract to our network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. Our business model assumes that consumers will use health information available on our network, that consumers will access important health needs through electronic commerce using our website, and that local healthcare organizations and other participants in the healthcare industry will affiliate with us. Our business model also assumes that the services provided by our network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that consumers will accept this practice. Our business model is not yet proven and we have not reached break-even as to earnings or cash flow.

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

  The number of Internet websites offering users health content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of on-line revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for health consumers will continue to increase as the Internet develops as a communication and commercial medium. We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

  . health-related on-line services or websites targeted at consumers, such as healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

  . on-line and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite@Home, Inc.; Lycos Corporation and GO.com, which commonly distribute multiple sources of health data;

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

  .  the regulation of government and third-party cost reimbursement; and

  .  the regulation of insurance sales.

  FDA Regulation of Medical Devices. The U.S. government considers some computer applications and software to be medical devices and subject these medical device applications and software to regulation by the United States Food and Drug Administration. We do not believe that the FDA will regulate our current applications or services; however, our applications and services may become subject to FDA regulation. Additionally, we may expand our application and service offerings into areas that subject us to FDA regulation. We have no experience in complying with FDA regulations. We believe that complying with

FDA regulations would be time consuming, burdensome and expensive and could delay or prevent our introduction of new applications or services.

  Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology requires licensing under applicable state law. We have endeavored to structure our website and affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could impact on our business by resulting in lawsuits or otherwise requiring that we substantially change our business to comply with those statutes. If we were required to comply with these licensing statutes, compliance could be costly or not possible. Further, any liability based on a determination that we engaged in the practice of medicine without a license may be excluded from coverage under the terms of our current general liability insurance policy.

  Federal and State Healthcare Regulation. We earn a service fee when users on our website purchase prescription pharmacy products from certain of our e-commerce partners. The fee is not based on the value of the sales transaction. Federal and state "anti-kickback" laws prohibit granting or receiving referral fees in connection with sales of pharmacy products that are reimbursable under federal Medicare and Medicaid programs and other reimbursement programs. Although there is uncertainty regarding the applicability of these regulations to our e-commerce revenue strategy, we believe that the service fees we receive from our e-commerce partners are for the primary purpose of marketing and do not constitute payments that would violate federal or state "anti-kickback" laws. However, if our program were deemed to be inconsistent with federal or state law, we could face criminal or civil penalties. Further, we would be required either not to accept any transactions that are subject to reimbursement under federal or state healthcare programs, or to restructure our compensation to comply with any applicable "anti-kickback" laws or regulations. In addition, similar laws in several states apply not only to government reimbursement but also to reimbursement by private insurers. If our activities were deemed to violate any of these laws or regulations, it could cause our business, results of operations and financial condition to suffer.

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

   We rely on the Internet and, accordingly, depend upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures, which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. There have also been recent incidents involving significant disruptions to websites and the Internet generally by hackers through computer viruses, denial of service attacks or similar actions which compromise network security and reliability or damage the personal computer and networks of users. We have also suffered service outages from time to time, although to date none of these interruptions has significantly harmed our business operations or financial condition. To the extent that our service is interrupted, our users will be inconvenienced, our commercial customers will suffer from a loss in advertising or transaction delivery and our reputation may be diminished. Some of these outcomes could directly result in a reduction in our stock price, significant negative publicity and litigation. Our computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. We do not have full redundancy for all of our computer and telecommunications facilities and do not maintain a back-up data facility. Our business interruption insurance may be inadequate to protect us in the event of a catastrophe. We also depend on third parties to provide potential users with web browsers and Internet and on-line services necessary for access to our website. In the past, our users have occasionally experienced difficulties with Internet and other on-line services due to system failures, including failures unrelated to our systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business for the same reasons as stated above.

Growth of Internet businesses, particularly in the healthcare sector, may be impacted by privacy or security concerns.

   In February 2000, concerns about access to consumers' private data on the Internet were raised through published reports regarding whether the practices of a large third-party ad serving corporation could result in the identification of individual consumers by their Internet behavior. In response to these reports, we took immediate action, such as designating a Chief Privacy Officer; launching a privacy center, which explains to consumers issues regarding on-line privacy; releasing a more detailed privacy statement; and severing our business relationship with DoubleClick for the use of its "Dart" third-party ad server and replaced it with an in-house ad serving solution, which was subsequently moved to another third-party ad server with whom we have successfully negotiated a specialized privacy protection agreement. Pursuant to this agreement, personally identifiable information will not be collected from consumers without the specific opt-in consent of the consumer for the purpose intended and furthermore, where such information is voluntarily provided by the consumer, it will be protected and not shared without a specific request by the consumer to do so. In December 1999, we helped form a consortium of over a dozen e-Health companies called Hi-Ethics, which is dedicated to adopting "best practice standards" for companies in the sector. The group ratified and released privacy principles related to content, advertising, electronic commerce, and connectivity in the second quarter of 2000.

   We retain confidential customer information in our database, and there is no way of determining whether the usage of health websites may be adversely impacted by such concerns. While our privacy statement makes clear that no personally identifiable user data will be shared without such individual's express consent, it is critical that the facilities and infrastructure which allow us to enforce this policy remain secure and are perceived by consumers to be secure. Despite the implementation of privacy and security measures, our infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems. Security and privacy are important concerns for our company especially as we develop additional interactive tools which retain private user data on our system, and any perception that this personal data is not private and secure would likely be a severe public relations problem for our company and our brand.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  We are not subject to any meaningful market risks related to currency, commodity prices or similar matters. We are sensitive to short-term interest rates fluctuations to the extent that such fluctuations impact the interest income we receive on investments.

Item 8. Financial Statements and Supplementary Data

  Annual Financial Statements: See Part Four, Item 14(a)(1) of this Form 10-K.

  Selected Quarterly Data: See accompanying Notes to Financial Statements of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   On September 8, 2000, PricewaterhouseCoopers LLP ("PwC") notified us of its resignation as our independent accountant. However, following discussions between our new management and PwC, PwC agreed to continue to serve as our independent accountant through the completion and filing of our third quarter financial statements. Thereafter, we and PwC agreed that PwC's engagement as independent accountant should continue for further periods, and PwC was re-engaged as our independent auditor in November 2000.

   The audit report of PwC for each of the two years in the period ended December 31, 1999 and the period from our inception (July 17, 1997) to December 31, 1997 contained an explanatory paragraph regarding our ability to continue as a going concern.

   During our two most recent fiscal years and any subsequent period preceding September 8, 2000, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreements in connection with its report, except for the following:

   (1) In June 2000, PwC advised our prior management and Audit Committee that it had noted a matter involving our internal control and operation that PwC considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Specifically, PwC noted certain inadequacies in our system of review of contracts for assessing appropriateness of revenue recognized, and PwC recommended that we improve our procedures to ensure proper revenue recognition for contracts entered into by us. Our prior management and Audit Committee discussed this matter with PwC. Our prior management disagreed with PwC's identification of the material weakness and expressed its disagreement to PwC.

   (2) In June 2000, PwC advised our prior management and Audit Committee that there were disagreements with our prior management with respect to (i) proper revenue recognition relating to certain transactions and (ii) the proper recording of expense on equity instruments issued in connection with certain transactions. Such matters were resolved to PwC's satisfaction prior to the filing of our financial statements for the year ended December 31, 1999.

   We have authorized PwC to respond fully to the inquiries of any successor independent auditors with respect to the subject matter of items (1) and (2) above (however, as set forth above, we and PwC have now agreed that PwC's engagement as independent accountant will continue for future periods).

                                   PART III

Item 10. Directors and Executive Officers of the Company


CERTAIN INFORMATION WITH RESPECT TO DIRECTORS

  The following table sets forth certain information with respect to the members of our Board of Directors as of March 20, 2001:


        Name of Director           Age         Position                 Director Since     Class
---------------------------------------------------------------------------------------------------
C. Everett Koop, M.D.               84      Chairman of the Board           1997            III
Richard M. Rosenblatt               31      Chief Executive Officer         2000            III
Edwin M. Cooperman (1)(2)           44      Director                        2000            II
Marshall S. Geller                  61      Director                        2000            II
Joseph P. Wynne                     35      Director                        2000            II
Scott J. Hyten (1)(2)               39      Director                        2000             I
George A. Vandeman (1)(2)           61      Director                        2000             I
Edward A. Cespedes                  34      President                       2000             I

(1) Member of Compensation Committee

(2) Member of Audit Committee

  C. Everett Koop, M.D. Dr. Koop has served as our Chairman of the Board of Directors since he co-founded our company in July 1997. Since 1992, Dr. Koop has served as the McInerney Professor of Surgery at the Dartmouth Medical School and as Senior Scholar at the C. Everett Koop Institute at Dartmouth. Dr. Koop is also a frequent lecturer on healthcare topics. An internationally respected pediatric surgeon, Dr. Koop was Surgeon-in-Chief of the Children's Hospital of Philadelphia from 1948 to 1981 and Editor-in-Chief of the Journal of Pediatric Surgery from 1964 to 1976. From 1994 to 1996, Dr. Koop was a director and ex-officio Chairman of the Board of Patient Education Media, Inc., a producer of medical videotapes which filed for bankruptcy protection in 1996. Dr. Koop was Surgeon General of the United States from 1981 to 1989. He was also appointed Director of the Office of International Health in May 1982. Dr. Koop is also the recipient of numerous honors and awards, including 35 honorary doctorates. Dr. Koop is our liaison to the medical community. He is also our primary spokesperson, making many appearances on our behalf.

  Richard M. Rosenblatt. Mr. Rosenblatt was appointed to serve as our Chief Executive Officer and a member of our Board of Directors on August 22, 2000. Mr. Rosenblatt also currently serves as Chairman, Chief Executive Officer and Managing Director of Prime Ventures, LLC and is a member of its Management Committee. Prime Ventures is a venture capital fund that invests primarily in early stage Internet companies. Mr. Rosenblatt co-founded iMALL, Inc. in October 1994 and served as Executive Vice President of iMALL until June 1997 when he became Chief Executive Officer. In January 1998, he was elected Chairman of iMALL's Board of Directors. In October 1999, iMALL merged with Excite@Home. Following the merger and until March 2000, Mr. Rosenblatt served as Excite@Home's Senior Vice President of E-Business Services.

  Edwin M. Cooperman. Mr. Cooperman is Chairman of the Board of Tutor Time Learning Systems, Inc., a privately held company engaged in pre-school education and childcare. He is also a principal of T.C. Solutions, a privately held investment and financial services consulting firm. Previously, Mr. Cooperman was Chairman of the Travelers Bank Group and Executive Vice President of Travelers Group, where he was responsible for strategic marketing, the integration of Travelers brands and products, joint and cross marketing efforts and corporate identity strategies, as well as expanding the Travelers Bank Group's credit card run in portfolios. After joining Travelers in 1991, Mr. Cooperman became Chairman and CEO of Primerica Financial Services Group, which comprises Primerica Financial Services, Benefit Life Insurance Company and Primerica Financial Services Canada. Prior to this, Mr. Cooperman had a distinguished career at American Express where he ultimately became Chairman and Co-Chief Executive of Travel Related Services, North America responsible for the core North American businesses of that company. He was also an associate professor at the U.S. Military Academy at West Point.

  Marshall S. Geller. Mr. Geller is currently the Chairman and Chief Executive Officer of Geller & Friend Capital Partners, Inc. Mr. Geller has spent more than 30 years in corporate finance and investment banking. He currently serves as a director on the boards of several publicly traded companies including Hexcel Corporation (NYSE), ValueVision International, Inc., Ballantyne of Omaha, Inc.
(NYSE), and Concepts Direct, Inc. (Nasdaq:SC). Mr. Geller has also served as Interim Co-Chairman of Hexcel Corporation and Interim President and Chief Operations Officer of Players International, Inc. He recently was appointed to serve on the Deans' Advisory Council for the California State University. Mr. Geller previously served as a director of Players International, Inc. He also previously served as Senior Managing Director for Bear Stearns & Co., Inc. with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.

  Joseph P. Wynne. Mr. Wynne is the Chief Financial Officer and a Financial Principal of Commonwealth Associates,L.P. and ComVest Capital Partners, LLC, Commonwealth's merchant banking affiliate. Mr. Wynne is responsible for financial planning and overseeing the investments. His duties also include managing the firm's financial structure as well as assisting some of the firm's portfolio companies in managing their financial records. Mr. Wynne is also a member of the Executive and Compensation Committees of Commonwealth. Prior to joining Commonwealth in November 1993, Mr. Wynne was a supervisor in the Corporate Accounting department of Bear Stearns & Co., Inc, working directly with the Controller and Chief Financial Officer. In addition, he was an audit supervisor for the accounting firm of Goldstein, Golub, and Kessler where he specialized in financial services, hedge funds, and investment partnerships. Mr. Wynne is a Certified Public Accountant.

  Scott J. Hyten. Mr. Hyten has been a managing partner of Interfase Capital since 1999. In 1998, Mr. Hyten briefly served as President of ActionSystems. Between 1996 and 1998, Mr. Hyten was Senior Vice President for Computer Sciences Corporation, managing the Financial Services markets in the United States, Europe and the Pacific for all transactions in excess of $25 million. From 1992 to 1996, Mr. Hyten was employed at the Continuum Company where he founded the company's outsourcing and services practices in the United States, Europe and the Pacific. The Continuum Company was sold to Computer Sciences Corporation in 1996.

  George A. Vandeman. Mr. Vandeman has been the principal of Vandeman & Co., LLC, a private investment firm, since August 2000. From June 1995 through February 2000, Mr. Vandeman served as Senior Vice President and General Counsel of Amgen Inc., a global biotechnology company. In addition, from June 1998 through July 2000, Mr. Vandeman served as Senior Vice President, Corporate Development of Amgen. Prior to June 1995, Mr. Vandeman was a partner at Latham & Watkins, where he served as chairman of the firm's national Mergers and Acquisition Group.

  Edward A. Cespedes. Mr. Cespedes was appointed our President on August 22, 2000 and was elected a member of our Board of Directors in December 2000. Since May 2000, Mr. Cespedes has also served as Vice Chairman and Managing Director of Prime Ventures, LLC and is a member of Prime Ventures' Management Committee. Mr. Cespedes serves on the board of directors of several companies in which Prime Ventures holds equity interests. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments where his responsibilities included venture capital investments, mergers, acquisitions, and finance. Concurrent with his position at Dancing Bear Investments from 1998 to 2000, Mr. Cespedes also served as the vice president for corporate development for theglobe.com, where he had primary responsibility for all mergers, acquisitions and capital markets activities. Mr. Cespedes has been a director of theglobe.com since 1997. In 1996, prior to joining Dancing Bear Investments, Mr. Cespedes was the director of corporate finance for Alamo Rent A Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of JP Morgan & Company, where he focused on mergers and acquisitions. Mr. Cespedes is also the chairman and founder of the Columbia University Hamilton Associates.

  During 2000, Jeffrey C. Ballowe and G. Carl Everett, Jr., Senior Vice President of Dell Computer Corporation, served as members of our Board of Directors. Each of Mr. Ballowe and Mr. Everett resigned in June 2000. During the same year, Dr. Nancy L. Snyderman, a practicing physician and medical correspondent for ABC, and John F. Zaccaro, the former Vice-Chairman of our Board of Directors, served as members of our Board of Directors. Each of Dr. Snyderman and Mr. Zaccaro resigned in August 2000 following the completion of our private placement. In addition, Donald W. Hackett served as a director during 2000 and resigned from our Board of Directors in February 2001. In connection with Mr. Hackett's resignation, Mr. Hackett entered into a Separation Agreement with us. Please see "Certain Relationships and Related Party Transactions--Transactions Involving Donald W. Hackett."

  Under an agreement that we entered into with Commonwealth Associates, L.P. in connection with our private placement, we agreed that so long as 400,000 shares of preferred stock remain outstanding, we would use our reasonable efforts to cause to be elected to our board two designees of Commonwealth and two designees of the holders of preferred stock. On September 11, 2000, Edwin M. Cooperman and Joseph P. Wynne became directors as Commonwealth's designees and Marshall S. Geller and Scott J. Hyten became directors as designees of the holders of preferred stock. In addition, the new Board nominated and elected George A. Vandeman as an additional director.

  On December 13, 2000, we granted to each of Messrs. Cooperman, Geller, Wynne, Vandeman and Hyten under our 2000 Equity Participation Plan options to purchase 300,000 shares of our common stock at an exercise price of $0.75 per share. We also granted to Dr. Koop under our 2000 Equity Participation Plan an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.47 per share. Of these options, 25% vested immediately and an additional 25% will vest on the first, second and third anniversaries of September 11, 2000 subject to the applicable individual remaining a director and subject to acceleration under certain circumstances.

AGREEMENTS WITH DIRECTORS

Agreements with Dr. C. Everett Koop

  Amended and Restated Name and Likeness Agreement. Effective June 22, 2000, we amended and restated our Name and Likeness Agreement with Dr. C. Everett Koop in its entirety. The agreement permits us to use Dr. Koop's name and likeness.
The agreement has a seven-year term and automatically renews for additional five-year terms unless terminated by either party not more than 270 and not less than 180 days prior to the end of each term. The sole compensation to Dr. Koop under the agreement was the grant of an option to acquire 214,400 shares of our common stock at an exercise price of $17.88 per share in August 1999 (the public trading price at the time of grant) and an option to purchase 1,000 shares of our common stock at an exercise price of $1.50 per share. The options vest at the rate of approximately 8,900 shares per month.

  If a voluntary termination is requested by Dr. Koop and is not the result of breach or default by us, we will have the right on a non-exclusive basis for five years following voluntary termination to rebrand and sell approved products bearing the name, image or likeness of Dr. Koop. Under certain circumstances, in the event of a change of control of our company, the amended and restated agreement will terminate and all rights to the Koop name granted under the amended and restated agreement will immediately revert to Dr. Koop. If we default in our obligations to Dr. Koop and do not promptly cure the default, Dr. Koop may terminate the agreement immediately, no rebranding period will apply and we would immediately lose all rights to use Dr. Koop's name and likeness.

  Consulting Agreement. We are party to a letter agreement with Dr. Koop dated October 1, 1997, which was amended on August 30, 1999. Under the amended agreement, which is for a three-year term, we paid him $100,000 for the first year ended September 30, 1998, $135,000 for the second year ended September 30, 1999, and $230,000 for the third year ending September 30, 2000. Additionally, we continued to pay him at the third year rate of $20,000 per month for our continuing use of his services. These amounts represent the cash compensation payable to Dr. Koop for services provided to us as a consultant and director. Dr. Koop has also provided lecture services from time to time for which he has been separately compensated, and he has also been granted stock options to purchase an aggregate of 713,437 shares of common stock with a weighted average exercise price of $0.11 per share. The options vested immediately on the date of grant.

  Options. In December 2000, we granted to Dr. Koop options to purchase 1,000,000 shares of our common stock for an exercise price of $.47 per share. Twenty-five percent (25%) of these options vested immediately and an additional twenty-five percent (25%) vest on each of the first three anniversaries of the grant date.

Other Agreements With Directors

  See "Employment Agreement with Named Executive Officers" below for a description of employment agreements with directors who are also executive officers.

CERTAIN INFORMATION WITH RESPECT TO EXECUTIVE OFFICERS

  The executive officers of our company as of March 20, 2001 are as follows:

           Name                 Age                               Position                              Officer Since
---------------------------------------------------------------------------------------------------------------------
Richard M. Rosenblatt           31             Chief Executive Officer and Director                         2000
Edward A. Cespedes              34             President and Director                                       2000
Greg Taylor                     54             Chief Operations Officer                                     2000
William H. Carlson              51             Executive Vice President, Business Development and Sales     2000
Stephen Plutsky                 31             Chief Financial Officer                                      2000

  Richard M. Rosenblatt. Mr. Rosenblatt was appointed to serve as our Chief Executive Officer and a member of the Board of Directors on August 22, 2000. Mr. Rosenblatt also currently serves as Chairman, Chief Executive Officer and Managing Director of Prime Ventures, LLC and is a member of its Management Committee. Prime Ventures is a venture capital fund that invests primarily in early stage Internet companies. Mr. Rosenblatt co-founded iMALL, Inc. in October 1994 and served as Executive Vice President of iMALL until June 1997 when he became Chief Executive Officer. In January 1998, he was elected Chairman of iMALL's Board of Directors. In October 1999, iMALL merged with Excite@Home. Following the merger and until March 2000, Mr. Rosenblatt served as Excite@Home's Senior Vice President of E-Business Services.

  Edward A. Cespedes. Mr. Cespedes was appointed our President on August 22, 2000 and was elected a member of the Board of Directors in December 2000. Since May 2000, Mr. Cespedes has also served as Vice Chairman and Managing Director of Prime Ventures, LLC and is a member of Prime Ventures' Management Committee.
Mr. Cespedes serves on the board of directors of several companies in which Prime Ventures holds equity interests. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments where his responsibilities included venture capital investments, mergers, acquisitions, and finance. Concurrent with his position at Dancing Bear Investments from 1998 to 2000, Mr. Cespedes also served as the vice president for corporate development for theglobe.com, where he had primary responsibility for all mergers, acquisitions and capital markets activities. Mr. Cespedes has been a director of theglobe.com since 1997. In 1996, prior to joining Dancing Bear Investments, Mr. Cespedes was the director of corporate finance for Alamo Rent A Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of JP Morgan & Company, where he focused on mergers and acquisitions. Mr. Cespedes is also the chairman and founder of the Columbia University Hamilton Associates.

  Greg Taylor. Mr. Taylor joined our company as Chief Operating Officer in November 2000. Mr. Taylor has over 20 years of experience in the health care industry, almost exclusively with health care information systems providers. Prior to joining us, in 1994, Mr. Taylor joined Siemens/Shared Medical Systems
(SMS) as the General Manager of the MedSeries4 Division, until appointed the Vice President of Turnkey Solutions in 1995. As the Vice President of Turnkey Solutions, Mr. Taylor was responsible for the development and maintenance of SMS' MedSeries4, ALLEGRA, and GroupWare Services product suites.

  William H. Carlson.   Mr. Carlson joined our company in October 2000, as
Executive Vice President, Business Development and Sales. Mr. Carlson brings more than 25 years of health industry experience to his new role. Prior to joining us, Mr. Carlson held a variety of senior management positions with our strategic partner SMS. He was most recently the General Manager for e-Solutions, responsible for building a corporate infrastructure, developing business strategy, strategic partnerships and initiatives for SMS e-Health products.

  Stephen Plutsky. Mr. Plutsky was appointed our Chief Financial Officer on August 22, 2000. Since May 2000, Mr. Plutsky has served as the Chief Financial Officer for Prime Ventures, LLC. Prior to joining Prime Ventures, Mr. Plutsky was the Controller for Excite@Home E-Business Services and prior to that, of iMALL, Inc. Prior to joining iMALL, Inc., Mr. Plutsky was a senior accountant with Singer, Lewak, Greenbaum & Goldstein in Los Angeles from 1993 to 1996. Mr. Plutsky is a Certified Public Accountant.

Compliance With Section 16(a) Under the Securities Exchange Act of 1934

  Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership
(Forms 3, 4 and 5) with the Securities and Exchange Commission. Executive officers, directors and greater-than-ten-percent holders are required to furnish us with copies of all of these forms that they file.

  Based solely on our review of these reports or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2000, all filing requirements applicable to our officers, directors, greater-than-ten-percent beneficial owners and other persons subject to Section 16(a) of the Exchange Act were met except that Mr. Donald Hackett (a former director) filed a Form 5 late, failing to report certain transactions on a timely basis, and Messrs. Bagnall (a former director) and Scalpati (a former officer) each failed to file a Form 5, in each instance failing to report certain transactions.

Item 11. Executive Compensation

  The following table provides for the periods shown summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and each of our four highest paid executive officers for the three fiscal years ended December 31, 2000 (collectively referred to as the "named executive officers").

                          SUMMARY COMPENSATION TABLE

                                                                              Long-Term
                                                                            Compensation
                                               Annual Compensation ($)         Awards
                                               -----------------------------------------
                                                                             Securities
                                                                             Underlying         All Other
       Name and Principal Position      Year          Salary     Bonus    Options/SAR # (2)  Compensation(1)
Richard M. Rosenblatt (3)               2000         36,419(4)     -         7,837,000             -
  Chief Executive Officer               1999          N/A         N/A           N/A               N/A
                                        1998          N/A         N/A           N/A               N/A

Edward A. Cespedes (5)                  2000         56,033        -         2,600,000             -
  President                             1999          N/A         N/A           N/A               N/A
                                        1998          N/A         N/A           N/A               N/A

Greg Taylor (6)                         2000           -           -         1,700,000             -
  Chief Operating Officer               1999          N/A         N/A           N/A               N/A
                                        1998          N/A         N/A           N/A               N/A

William H. Carlson (7)                  2000         38,122        -         1,000,000             -
  Executive Vice President, Business    1999          N/A         N/A           N/A               N/A
  Development                           1998          N/A         N/A           N/A               N/A

Stephen Plutsky (8)                     2000         46,496        -         1,417,000             -
  Chief Financial Officer               1999          N/A         N/A           N/A               N/A
                                        1998          N/A         N/A           N/A               N/A

Donald W. Hackett (9)                   2000        277,725 (10)   -             -                 -
  Former President and former Chief     1999        244,350        -             4,365             -
  Executive Officer                     1998        146,250        -         2,061,975             -

Louis A. Scalpati (11)                  2000        268,858        -            64,000             -
  Former Senior Vice President, Chief   1999        194,492      182,110       487,500             -
  Architect and Secretary               1998        129,750       N/A            N/A              N/A

Dennis J. Upah (12)                     2000        213,600        -              -                -
  Chief Operating Officer               1999        132,110      18,110        487,500             -
                                        1998          N/A         N/A            N/A               -

___________________
(1) Excludes perquisites and other personal benefits, securities or property aggregating less than $50,000 or 10% of the total annual salary and bonus reported for each named executive officer.

(2) The securities underlying the options are shares of common stock.

(3) Mr. Rosenblatt was appointed to serve as our Chief Executive Officer on August 22, 2000.

(4) Mr. Rosenblatt was paid an annualized base salary of $100,000 for the first six months of employment and an annualized base salary of $175,000 thereafter.

(5) Mr. Cespedes was appointed as our President on August 22, 2000. His annualized base salary is $150,000.

(6) Mr. Taylor was appointed as our Chief Operating Officer on November 14, 2000. His annualized base salary is $200,000.

(7) Mr. Carlson was appointed as our Executive Vice President, Business Development on October 24, 2000. His annualized base salary is $200,000.

(8) Mr. Plutsky was appointed as our Chief Financial Officer on August 22, 2000. His annualized base salary is $150,000.

(9)  Mr. Donald Hackett's employment was terminated on August 22, 2000.

(10) Includes $31,320 of severance payments made to Mr. Hackett pursuant to the terms of his Employment Agreement with us following the termination of his employment. We recently entered into a Separation Agreement with Mr. Hackett. Please see "Certain Relationships and Related Party Transactions- -Transactions Involving Donald W. Hackett."

(11) Mr. Scalpati's employment was terminated effective November 14, 2000. Includes $25,247 of severance payments made to Mr. Scalpati pursuant to his employment agreement following the termination of his employment.

(12) Mr. Upah resigned effective July 5, 2000. Includes $70,000 of severance payments made to Mr. Upah pursuant to his employment agreement following the termination of his employment.

Stock Option Plans

  We presently have four stock option plans pursuant to which options to purchase our common stock have been granted. Our Amended and Restated 1997 Stock Option Plan relates to the grant of options to our employees, directors and consultants. Our 1999 Equity Participation Plan is a successor equity plan to our first stock option plan and relates to the discretionary grants of incentive stock options to employees and to the grant of nonstatutory stock options, stock appreciation rights, performance awards, dividend equivalents, stock payments and deferred stock to employees and consultants, as well as grants to non-employee directors of nonstatutory stock options. The 2000 Non-Qualified Stock Option Plan relates to the grant of options to our employees and consultants who are not our officers or directors immediately prior to the grant. Our 2000 Equity Participation Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock, dividend equivalents, performance awards, stock payments and other stock related benefits to our officers, key employees, consultants and directors.

Option Grants During Year Ended December 31, 2000

  The following table sets forth specified information regarding options granted to each of the named executive officers during the year ended December 31, 2000. We have not granted any stock appreciation rights. The options were granted under our 1999 Equity Participation Plan and 2000 Non-Qualified Stock Option Plan. In general, options granted under the Amended and Restated 1997 Stock Option Plan, 1999 Equity Participation Plan, 2000 Non-Qualified Stock Option Plan, and 2000 Equity Participation Plan vest over four years and expire on the seventh or tenth anniversary of the date of grant, although different vesting schedules apply to the named executives officers as described below.

  The percentage of total options granted to employees in the last fiscal year is based on an aggregate of 29,556,815 options granted in the last fiscal year to our employees, non-employee directors, and consultants, including options granted to the named executive officers. Potential realizable value amounts represent certain assumed rates of appreciation in stock price for a given exercise price only and assume the conversion or exercise of all options to purchase common stock. Actual gains, if any, on stock option exercises and holdings of our common stock are dependent on the future performance of such stock. There is no assurance that the amounts reflected will be realized. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future stock prices. Unless the market price of the applicable shares of our common stock appreciates over the option term, no value will be realized from the stock option grants made to the named executive officers.

                      OPTIONS GRANTS IN LAST FISCAL YEAR


                                                                                  Potential Realizable Value at Assumed
                                                                                         Annual  Rates of Stock Price
                               Individual Grants                                        Appreciation for Option Term
                          ----------------------------------------------------------------------------------------------------------
                           Number of      % of Total
                          Securities        Options
                          Underlying      Granted to     Exercise
                            Options      Employees in      Price    Expiration
        Name                Granted          2000        Per Share     Date           0%              5%               10%
------------------------------------------------------------------------------------------------------------------------------------
Richard M. Rosenblatt     7,837,000 (1)       27%         $  0.35      8/22/07      5,706,119       9,145,779        13,721,896
Edward A. Cespedes        2,600,000 (2)        9%         $  0.35      8/22/07      1,893,060       3,034,200         4,552,600
Greg Taylor               1,700,000 (3)        6%         $0.6563     12/01/10          N/A           528,593         1,502,630
William H. Carlson        1,000,000 (4)        3%         $0.9062     10/24/10          N/A           572,300         1,450,300
Stephen Plutsky           1,417,000 (5)        5%         $  0.35      8/22/07      1,031,718       1,653,639         2,481,167
Donald W. Hackett                 - (6)        -                -            -          N/A             N/A              N/A
Louis Scalpati               64,000 (7)        3%         $  2.26       6/5/10          N/A            85,760           218,240
Dennis Upah                  50,000 (8)        -          $  1.62      6/22/10          N/A            51,100           129,491

______
(1) Of these options, twenty-five percent (25%) are currently exercisable and twenty-five percent (25%) will become exercisable on each of August 21, 2001, 2002 and 2003, subject to continued employment and subject to acceleration under certain circumstances.

(2) Of these options, twenty-five percent (25%) are currently exercisable and twenty-five percent (25%) will become exercisable on each of August 21, 2001, 2002 and 2003, subject to continued employment and subject to acceleration under certain circumstances.

(3) Of these options, 50,000 are currently exercisable and 550,000 will become exercisable on each of December 1, 2001, 2002, and 2003, subject to continued employment and subject to acceleration under certain circumstances.

(4) Of these options, 50,000 are currently exercisable and 316,666 will become exercisable on each of October 24, 2001, 2002, and 2003, subject to continued employment and subject to acceleration under certain circumstances.

(5) Of these options, twenty-five percent (25%) are currently exercisable and twenty-five percent (25%) will become exercisable on each of August 21, 2001, 2002 and 2003, subject to continued employment and subject to acceleration under certain circumstances.

(6) Mr. Donald Hackett's employment was terminated on August 22, 2000.

(7) Mr. Scalpati's employment with the Company was terminated effective November 14, 2000. All of these options have expired or have been cancelled as of December 31, 2000.

(8) Mr. Upah's employment with the Company was terminated effective July 5, 2000. All of these options have expired or have been cancelled as of December 31, 2000.


Option Grants in 2000; Aggregate Option Exercises in 2000; 2000 Year-End Option Values

  The following table sets forth, on an aggregated basis, information regarding securities underlying unexercised options during the year ended December 31, 2000 by the named executive officers. The value of in-the-money options is based on the fair market value at close of market on Friday, December 29, 2000 of $0.2188 per share and is net of the exercise price:

                AGGREGATED OPTION EXERCISES AND YEAR-END VALUES

                                                                                 Option Values at December 29, 2000
                                                                    ----------------------------------------------------------
                                                                       Number of Securities
                                   Shares            Value            Underlying Unexercised           Value of Unexercised
                                Acquired on        Realized            Options at Fiscal Year-       In-the-Money Options at
            Name                Exercise (#)         ($)                     End (1)(#)                Fiscal Year-End ($)
-------------------------------------------------------------------------------------------------------------------------------

                                                                  Exercisable  Unexercisable      Exercisable    Unexercisable

-------------------------------------------------------------------------------------------------------------------------------
Richard M. Rosenblatt              -                 -             1,959,250        5,877,750           -             -
Edward A. Cespedes                 -                 -               650,000        1,950,000           -             -
Greg Taylor                        -                 -                50,000        1,650,000           -             -
William H. Carlson                 -                 -                50,000          950,000           -             -
Stephen Plutsky                    -                 -               354,250        1,062,750           -             -
Donald W. Hackett (2)              -                 -               612,188(3)          -           115,989          -
                                   -                 -             1,030,987(4)          -            89,490          -
                                   -                 -                 2,273(5)          -               475          -
Louis A. Scalpati (3)              -                 -                  -                -              -             -
Dennis J. Upah (4)              40,000             $6,875               -                -              -             -

____________

(1)  The securities underlying the options are shares of common stock.

(2)  Mr. Donald Hackett's employment was terminated on August 22, 2000.

(3)  These options have an exercise price of $0.029333 per share.

(4)  These options have an exercise price of $0.132 per share.

(5)  These options have an exercise price of $0.01 per share.

(6)  Mr. Scalpati's employment was terminated effective November 14, 2000.

(7)  Mr. Upah's employment was terminated effective July 5, 2000.

Employment Agreements with Named Executive Officers

     Richard M. Rosenblatt. On August 22, 2000, Mr. Rosenblatt entered into a three-year employment agreement with us. The agreement provides that he will dedicate the portion of his business time and attention as is determined by the Board of Directors to be necessary to satisfy his obligations under his employment agreement, which shall in any event not be less than a majority of his business time. Mr. Rosenblatt will be paid an annualized base salary of $100,000 for the fist six months of employment and an annualized base salary of $175,000 thereafter. Mr. Rosenblatt is entitled to participate in all insurance and benefit plans generally available to our executives and is eligible to receive a discretionary bonus. In connection with entering into his employment agreement with us, Mr. Rosenblatt was granted options to purchase 7,837,000 shares of common stock with an exercise price of $0.35 per share. Of these options, twenty-five percent (25%) vested on the date of grant and the balance will vest in annual installments over three years. Vesting is accelerated in the event of a change of control of our company and in the event of a termination without cause or for good reason under the employment agreement. Under the terms of his employment agreement, if Mr. Rosenblatt is terminated without cause or resigns with reasonable justification, he will be entitled to receive his base salary and continuation of his benefits for a period of 90 days after the date of termination. If he is terminated without cause or resigns with reasonable justification, all stock options held by him will immediately vest. If his employment is terminated for any other reason, he will be entitled only to his accrued base salary through the date of termination.

     Edward A. Cespedes. On August 22, 2000, Mr. Cespedes entered into a three-year employment agreement with us. The agreement provides that he will dedicate the portion of his business time and attention as is determined by the Board of Directors to be necessary to satisfy his obligations under his employment agreement, which shall in any event not be less than a majority of his business time. Mr. Cespedes will be paid an annualized base salary of $150,000. Mr. Cespedes is entitled to participate in all insurance and benefit plans generally available to our executives and is eligible to receive a discretionary bonus. In connection with his entering into employment agreement with us, Mr. Cespedes was granted options to purchase 2,600,000 shares of common stock, with an exercise price of $0.35 per share. Of these options, 25% vested on the date of grant and the balance will vest in annual installments over three years. Vesting is accelerated in the event of a change of control of our company and in the event of a termination without cause or for good reason under the employment agreement. Under the terms of his employment agreement, if Mr. Cespedes is terminated without cause or resigns with reasonable justification, he will be entitled to receive his base salary and continuation of his benefits for a period of 90 days after the date of termination. If he is terminated without cause or resigns with reasonable justification, all stock options held by him will immediately vest. If his employment is terminated for any other reason, he will be entitled only to his accrued base salary through the date of termination.

  Greg Taylor. On November 14, 2000, Mr. Taylor entered into a one-year employment agreement with us. The agreement provides that he will dedicate all of his business time and attention to his duties as our Chief Operating Officer. Mr. Taylor will be paid an annualized base salary of $200,000. Mr. Taylor is entitled to participate in all insurance and benefit plans generally available to our executives and is eligible to receive a discretionary bonus. In connection with his entering into employment agreement with us, Mr. Taylor was granted options to purchase 1,700,000 shares of common stock, with an exercise price of $0.6563 per share. Of these options, 50,000 vested on the date of grant and the balance will vest in annual installments over three years.
Vesting is accelerated in the event of a change of control of our company and in the event of a termination without cause or for good reason under the employment agreement. Under the terms of his employment agreement, if Mr. Taylor is terminated without cause, he will be entitled to receive his base salary and continuation of his benefits for a period of six months after the date of termination. If he is terminated without cause, all stock options held by him will immediately vest.

  William H. Carlson. On October 24, 2000, Mr. Carlson entered into a one-year employment agreement with us. The agreement provides that he will dedicate all of his business time and attention to his duties as our Executive Vice President, Business Development. Mr. Carlson will be paid an annualized base salary of $200,000. Mr. Carlson is entitled to participate in all insurance and benefit plans generally available to our executives and is eligible to receive a discretionary bonus. In connection with his entering into employment agreement with us, Mr. Carlson was granted options to purchase 1,000,000 shares of common stock, with an exercise price of $0.9062 per share. Of these options, 50,000 vested on the date of grant and the balance will vest in annual installments over three years. Vesting is accelerated in the event of a change of control of our company and in the event of a termination without cause or for good reason under the employment agreement. Under the terms of his employment agreement, if Mr. Carlson is terminated without cause, he will be entitled to receive his base salary and continuation of his benefits for a period of six months after the date of termination. If he is terminated without cause, all stock options held by him will immediately vest.

  Stephen Plutsky. On August 22, 2000, Mr. Plutsky entered into a three-year employment agreement with us. The agreement provides that he will dedicate the portion of his business time and attention as is determined by the Board of Directors to be necessary to satisfy his obligations under his employment agreement, which shall in any event not be less than a majority of his business time. Mr. Plutsky will be paid an annualized base salary of $150,000. Mr. Plutsky is entitled to participate in all insurance and benefit plans generally available to our executives and is eligible to receive a discretionary bonus.
In connection with his entering into employment agreement with us, Mr. Plutsky was granted options to purchase 1,417,000 shares of common stock, with an exercise price of $0.35 per share. Of these options, 25% vested on the date of grant and the balance will vest in annual installments over three years.
Vesting is accelerated in the event of a change of control of our company and in the event of a termination without cause or for good reason under the applicable employment agreements. Under the terms of his employment agreement, if Mr. Plutsky is terminated without cause or resigns with reasonable justification, he will be entitled to receive his base salary and continuation of his benefits for a period of 90 days after the date of termination. If he is terminated without cause or resigns with reasonable justification, all stock options held by him will immediately vest. If his employment is terminated for any other reason, he will be entitled only to his accrued base salary through the date of termination.

  Donald W. Hackett. Mr. Hackett's employment as Chief Executive Officer and President was terminated on August 22, 2000. Prior to the termination, we were a party to an employment agreement with Mr. Hackett. We continued paying Mr. Hackett his annual base salary ($238,850) through February 28, 2001. In connection with Mr. Hackett's resignation as one of our directors in February 2001, Mr. Hackett entered into a Separation Agreement with us. Under the terms of the Separation Agreement, we paid Mr. Hackett a separation payment in the amount of $128,648. We are not obligated to make any further severance payments to Mr. Hackett.

  Louis A. Scalpati. Mr. Scalpati's employment with us was terminated effective November 14, 2000. Prior to the termination of employment, we were a party to an employment agreement with Mr. Scalpati. We expect to continue paying Mr. Scalpati his annual salary of $250,560 for up to one year following the date on which his employment was terminated.

  Dennis J. Upah. Mr. Upah resigned effective July 5, 2000. Prior to his resignation, we were a party to an employment agreement with Mr. Upah, dated January 15, 1999. As a condition to the severance of the employment relationship, we agreed to accelerate the vesting of Mr. Upah's stock options and to pay him a gross sum of $140,000, which is being paid out in twelve equal monthly installments. Mr. Upah has agreed not to compete with us for a period of 12 months following the cessation of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The current members of the compensation committee are George A. Vandeman, Scott J. Hyten and Edwin M. Cooperman. Each of these persons is a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code, and is not engaged in any transactions described under the heading "Certain Related Transactions and Relationships." Each of Messrs. Vandeman, Hyten and Cooperman became a director on September 11, 2000, and each was appointed to our compensation committee on that date. Our compensation committee previously consisted of Dr. Nancy Snyderman, G. Carl Everett and Jeffrey C. Ballowe, all of whom resigned from our Board of Directors prior to September 11, 2000.

DIRECTOR COMPENSATION

  Each member of our Board of Directors who is not a full-time employee, other than Dr. C. Everett Koop, was granted an option to purchase 300,000 shares of common stock for $0.75 per share in December 2000. Dr. Koop was granted an option to purchase 1,000,000 shares of common stock for $0.47 per share in December 2000. Twenty-five percent of the above-referenced options vested on the date of grant, and the remaining options vest in equal installments on September 11 of each of 2001, 2002 and 2003, subject to the applicable individual remaining a director and subject to acceleration under certain circumstances. In addition, all directors are reimbursed for reasonable out-of-pocket expenses arising from their attendence at any meetings.

STOCK PERFORMANCE GRAPH

  The graph below compares the cumulative total stockholders' return on our common stock from June 8, 1999, the first day of significant trading of our common stock, through December 31, 2000 with the Nasdaq Stock Market (U.S.) Index and the Hambrecht & Quist Internet Index over the same period (assuming the investment of $100 in our common stock and in the two other indices, and reinvestment of all dividends). Our stock price has decreased significantly since December 31, 1999, and the closing price per share on Friday, December 29, 2000 was $0.2188. Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


                                    [GRAPH]

-----------------------------------------------------------------------------------------------------
                          drkoop.com, Inc.  Nasdaq Stock Market (U.S.)  Hambrecht & Quist Internet
-----------------------------------------------------------------------------------------------------
June 8, 1999                  100.00                 100.00                       100.00
-----------------------------------------------------------------------------------------------------
December 31, 1999              72.24                 164.45                       218.86
-----------------------------------------------------------------------------------------------------
December 29, 2000               1.33                  99.84                        84.21
-----------------------------------------------------------------------------------------------------

  THE STOCK PERFORMANCE GRAPH ABOVE SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT ON FORM 10-K INTO ANY FILING UNDER THE SECURITIES ACT OR UNDER THE EXCHANGE ACT, EXCEPT TO THE EXTENT WE SPECIFICALLY INCORPORATE THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER THESE ACTS.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

  The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 20, 2001 by (i) each of the directors and proposed directors; (ii) each of our named executive officers (as that term is defined in Item 402(a)(3) of Regulation S-K); (iii) each person who is known to us to be the beneficial owner of more than five percent of our common stock based on a review of filings made with the SEC on or before March 31, 2001 and
(iv) all of the directors, proposed directors and executive officers as a group. For purposes of determining the percent of class for each beneficial owner, we have used the number of shares of our common stock outstanding as of March 20, 2001, or 39,919,481 shares and the number of shares of our preferred stock outstanding as of March 20, 2001, or 2,750,000 shares. Unless otherwise indicated, the address of each named beneficial owner is c/o drkoop.com, Inc., 225 Arizona Avenue, Suite 250, Santa Monica, California 90401. Except as otherwise indicated, to our knowledge the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

--------------------------------------------------------------------------------------------------------------------
                                                  Number of Shares Beneficially              Percent of Class
                                                          Owned (1)
--------------------------------------------------------------------------------------------------------------------
   5% Stockholders, Directors, Named               Common             Preferred           Common         Preferred
 Executive Officers, and Directors and
     Executive Officers as a Group
--------------------------------------------------------------------------------------------------------------------
C. Everett Koop, M.D. (2)(17)                     2,898,300                 -                7.07%          -
--------------------------------------------------------------------------------------------------------------------
Richard M. Rosenblatt (3)(17)                    12,551,285              150,000            23.92%         5.45%
--------------------------------------------------------------------------------------------------------------------
Highview Ventures, LLC (3)                        4,714,285              150,000            10.56%         5.45%
--------------------------------------------------------------------------------------------------------------------
Prime Ventures, LLC (3)                           3,142,857              100,000             7.30%         3.64%
--------------------------------------------------------------------------------------------------------------------
Elizabeth Heller (3)                              3,236,017              100,000             7.50%         3.64%
 225 Arizona Avenue, Suite 250
 Santa Monica, California  90401
--------------------------------------------------------------------------------------------------------------------
Donald W. Hackett (4)                             6,540,673                 -               15.74%          -
--------------------------------------------------------------------------------------------------------------------
Edwin M. Cooperman (5)(17)                          217,857                5,000              *             *
--------------------------------------------------------------------------------------------------------------------
Marshall S. Geller (6)(17)                        2,879,327               50,000             6.73%         1.82%
--------------------------------------------------------------------------------------------------------------------
Scott J. Hyten (7)(17)                            5,789,286              200,000            12.67%         7.27%
--------------------------------------------------------------------------------------------------------------------
George A. Vandeman (8)(17)                          860,714               25,000             2.11%          *
--------------------------------------------------------------------------------------------------------------------
Joseph P. Wynne (9)(17)                             169,794                  500              *             *
--------------------------------------------------------------------------------------------------------------------
Commonwealth Associates, L.P. (9)                 3,416,957                 -                7.88%          -
 830 Third Avenue
 New York, NY 10022
--------------------------------------------------------------------------------------------------------------------
Commonwealth Associates Management                3,416,957                 -                7.88%          -
 Corp. (9)
--------------------------------------------------------------------------------------------------------------------
ComVest Venture Partners LP (9)                  19,071,429              150,000             32.3%         5.45%
--------------------------------------------------------------------------------------------------------------------
ComVest Management LLC (9)                       19,071,429              150,000             32.3%         5.45%
--------------------------------------------------------------------------------------------------------------------
Michael S. Falk (9)                              24,621,036              175,000             38.1%         6.36%
--------------------------------------------------------------------------------------------------------------------
Robert Priddy (9)                                 5,714,286              200,000            14.31%         7.27%
--------------------------------------------------------------------------------------------------------------------
RMC Capital, LLC (9)                              5,714,286              200,000            14.31%         7.27%
 1640 Powers Ferry, Suite 125
 Marietta, Georgia 30067
--------------------------------------------------------------------------------------------------------------------
Edward A. Cespedes (10)(17)                       5,742,857              100,000            12.58%         3.64%
--------------------------------------------------------------------------------------------------------------------
Stephen Plutsky (11)                              1,417,000                 -                3.43%          -
--------------------------------------------------------------------------------------------------------------------
Greg Taylor (12)                                     50,000                 -                 *             -
--------------------------------------------------------------------------------------------------------------------
William H. Carlson (13)                              50,000                 -                 *             -
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Adventist Health System Sunbelt                   3,223,269                 -                8.03%          -
Healthcare Corporation (14)
 111 North Orlando Avenue
 Winter Park, Florida  32789
--------------------------------------------------------------------------------------------------------------------
America Online, Inc. (15)                         3,500,000                 -                8.77%          -
 75 Rockefeller Plaza
 New York, NY 10019
--------------------------------------------------------------------------------------------------------------------
J.F. Shea Co., Inc. (16)                          8,571,429              300,000            17.68%        10.91%
 655 Brea Canyon Road
 Walnut, CA  91789
--------------------------------------------------------------------------------------------------------------------
Flynn Corporation (18)                            2,857,142              100,000             6.68%         3.64%
--------------------------------------------------------------------------------------------------------------------
Gallagher Corporation (18)                        2,857,142              100,000             6.68%         3.64%
--------------------------------------------------------------------------------------------------------------------
Infoseek Corporation (19)                         2,483,562                -                 5.86%          -
--------------------------------------------------------------------------------------------------------------------
All directors and executive officers             29,483,563              430,500            43.64%        15.65%
 as a group (11 persons)(20)
--------------------------------------------------------------------------------------------------------------------

________________
*     Represents less than 1% of the issued and outstanding shares.

(1) Beneficial ownership is determined in accordance with the SEC's rules and generally includes voting or investment power with respect to securities. Under the SEC's rules, shares of common stock subject to options and warrants which are currently exercisable, or will become exercisable within 60 days of March 20, 2001, are deemed outstanding for computing the percentage of the person or entity holding such securities but are not outstanding for computing the percentage of any other person or entity. Accordingly, for purposes of determining the beneficial ownership of common stock of a holder of preferred stock, such holder would be deemed to hold the number of shares of common stock into which such holder's shares of preferred stock are convertible, but no other shares of preferred stock would be treated as having been converted for purposes of the calculation. As a result, given the significant number of derivative securities that we have outstanding, each holder's percentage of common stock outstanding set forth above will overstate the percentage that such holder would have of all of our common stock on a fully diluted basis.

(2)  The shares of common stock listed as beneficially owned by Dr. Koop include
     (i) 1,063,583 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001; (ii) 500,000 shares held by Koop Investment, L.P., a partnership of which Dr. Koop and his spouse are the general partners and share voting and investment power with respect to such shares; (iii) 2,800 shares of common stock issued to Dr. Koop's spouse over which Dr. Koop has shared voting and dispositive power; and (iv) 1,850 shares held by Koop Foundation Incorporated (the "Foundation"), a 501(c)(3) entity for which Dr. Koop serves as Chairman of the Board of Directors and as to which Dr. Koop may be deemed to share voting and investment power. The foregoing shall not be deemed an admission that Dr. Koop beneficially owns any securities beneficially owned by the Foundation, and Dr. Koop disclaims such ownership.

(3) The shares of common stock listed as beneficially owned by Mr. Rosenblatt consist of (i) options to purchase 7,837,000 shares of common stock, twenty-five percent (25%) of which are currently exercisable and twenty-five percent (25%) of which will become exercisable on each of August 21, 2001, 2002 and 2003; (ii) 2,857,143 shares of common stock issuable upon conversion of 100,000 shares of preferred stock issued to Prime Ventures;
     (iii) warrants to purchase 285,714 shares of common stock issued to Prime Ventures; (iv) 1,428,571 shares of common stock issuable upon conversion of 50,000 shares of preferred stock issued to Highview Ventures; and (v) a warrant to purchase 142,857 shares of common stock issued to Highview Ventures. The shares of preferred stock listed as beneficially owned by Mr. Rosenblatt consist of 100,000 shares of preferred stock issued to Prime Ventures and 50,000 shares of preferred stock issued to Highview Ventures. The shares of common stock and preferred stock listed as beneficially owned by Highview Ventures consist of the securities listed above that were issued to Highview Ventures and Prime Ventures. Mr. Rosenblatt is the sole Managing Member of Highview Ventures and is a Managing Member of Prime Ventures. As such, he shares indirect voting and dispositive power over the shares owned by Highview Ventures and Prime Ventures. Mr. Rosenblatt has sole voting and dispositive power with respect to the securities issued to Highview Ventures and shared voting and dispositive power with respect to the securities issued to Prime Ventures. Highview Ventures, as the holder of a majority of the equity securities of Prime Ventures, has shared voting and dispositive power with respect to the securities issued to Prime Ventures. The shares of common stock and preferred stock listed as beneficially owned by Ms. Heller consist of shares owned of record by Prime Ventures and a warrant to purchase 93,160 shares of common stock issued to Ms. Heller. Twenty-five percent (25%) of Ms. Heller's warrant is convertible immediately, and an additional twenty-five percent (25%) becomes convertible on each of August 22, 2001, 2002 and 2003. Ms. Heller is a Managing Director and a member of Prime Ventures and may therefore be deemed to share voting and dispositive power with respect to securities beneficially owned by Prime Ventures. The forgoing shall not be deemed an admission that Ms. Heller beneficially owns any securities beneficially owned by Prime Ventures.

(4) The shares of common stock listed as beneficially owned by Mr. Hackett includes 1,645,448 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001. Mr. Hackett's address is 4110-9 Bunny Run Road, Austin, Texas 78746.

(5) The shares of common stock listed as beneficially owned by Mr. Cooperman consist of 142,857 shares issuable upon conversion of 5,000 shares of preferred stock and 75,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001.

(6) The shares of common stock listed as beneficially owned by Mr. Geller consist of (i) 1,428,571 shares of common stock issuable upon conversion of 50,000 shares of preferred stock; (ii) warrants to purchase 1,375,756 shares of common stock; and (iii) 75,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001. Mr. Geller's address is 433 N. Camden Drive, Suite 500, Beverly Hills, California 90210.

(7) The shares of common stock listed as beneficially owned by Mr. Hyten consist of 5,714,286 shares issuable upon conversion of 200,000 shares of preferred stock and 75,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001. The shares of preferred stock were purchased by Interfase Capital Partners IV, L.P., the general partner of which is Interfase Management LP, the general partner of which is Interfase Managers LLC, of which Mr. Hyten is president. Mr. Hyten may be deemed to share voting and dispositive power with respect to such shares with such entities. The address of Mr. Hyten and the other entities listed in this footnote is 1301 Capital of Texas Highway, Suite A300, Austin, Texas 78746.

(8) The shares of common stock listed as beneficially owned by Mr. Vandeman consist of (i) 714,285 shares of common stock issuable upon conversion of 25,000 shares of preferred stock issued to Vandeman Holdings LLC; (ii) a warrant to purchase 71,429 shares of common stock issued to Vandeman Holdings LLC; (iii) a warrant to purchase 116,449 shares of common stock issued to Vandeman Holdings LLC; and (iv) 75,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001. Mr. Vandeman is the sole Managing Member of Vandeman Holdings, LLC. Mr. Vandeman's address is 275 Durley Avenue, Camarillo, California 93010-9102.

(9) The number of shares beneficially owned is based solely on a joint Schedule 13D, filed with the SEC on September 1, 2000. Mr. Wynne may be deemed to beneficially own 169,794 shares of common stock, which represents (i) 75,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 20, 2001; (ii) 14,286 shares of common stock issuable upon the conversion of 500 shares of preferred stock and
     (iii) 80,508 shares of common stock issuable upon exercise of certain warrants for his services to the Company in connection with the private placement. Commonwealth Associates, L.P., Commonwealth Associates Management Corp., and Mr. Falk may be deemed to have shared voting and dispositive power with respect to 3,416,957 shares of common stock beneficially held by Commonwealth Associates, L.P., ComVest Venture Partners LP, ComVest Management LLC and Mr. Falk may be deemed to have shared voting and dispositive power with respect to 19,071,429 shares of common stock and 150,000 shares of preferred stock beneficially held by ComVest Venture Partners. RMC Capital, LLC and Mr. Priddy may be deemed to have shared voting and dispositive power with respect to 5,714,286 shares of common stock beneficially held by RMC Capital, LLC. The addresses of Commonwealth Associates Management Corp., ComVest Venture Partners LP, ComVest Management LLC and Michael S. Falk are the same as that of Commonwealth Associates, L.P. The address of Robert Priddy is the same as that of RMC Capital, LLC.

(10) The shares of common stock listed as beneficially owned by Mr. Cespedes consist of (i) options to purchase 2,600,000 shares of common stock, 25% of which are currently exercisable and 25% of which will become exercisable on each of August 21, 2001, 2002 and 2003; (ii) the 3,142,857 shares of common stock beneficially owned by Prime Ventures and 100,000 shares of preferred stock owned of record by Prime Ventures. Mr. Cespedes is a Managing Director and a member of Prime Ventures and may therefore be deemed to share voting and investment power with respect to securities owned of record by Prime Ventures. The forgoing shall not be deemed an admission that Mr. Cespedes beneficially owns any securities beneficially owned by Prime Ventures.

(11) The shares of common stock listed as beneficially owned by Mr. Plutsky consist of options to purchase 1,417,000 shares of common stock, 25% of which are currently exercisable and 25% of which will become exercisable on each of August 21, 2001, 2002 and 2003.

(12) The shares of common stock listed as beneficially owned by Mr. Taylor consist of 50,000 shares issuable upon the exercise of options exercisable within 60 days of March 20, 2001.

(13) The shares of common stock listed as beneficially owned by Mr. Carlson consist of 50,000 shares issuable upon the exercise of options exercisable within 60 days of March 20, 2001.

(14) The shares of common stock listed as beneficially owned by Adventist Health System Sunbelt Healthcare Corporation consist of (i) 3,023,269 shares of common stock and (ii) warrants to purchase 200,000 shares of common stock issued to Adventist.

(15) America Online, Inc. is a direct wholly owned subsidiary of AOL Time Warner Inc., and AOL Time Warner Inc. is the ultimate beneficial owner of the shares. The number of shares beneficially owned is based solely on an Amendment to Schedule 13G, filed with the SEC on January 22, 2001.

(16) The number of shares beneficially owned is based solely on a Schedule 13G, filed with the SEC on September 1, 2000. The shares of common stock listed as beneficially owned consist of shares issuable upon conversion of 300,000 shares of preferred stock.

(17) Director.

(18) The number of shares beneficially owned is based solely on our issuance of preferred stock to Flynn Corporation and Gallagher Corporation in the private placement.

(19) The number of shares listed as beneficially owned by Infoseek Corporation consists of warrants to purchase 2,483,562 shares of common stock issued to Infoseek Corporation, of which 1,663,562 have an exercise price of $8.60 per share and 820,000 have an exercise price of $1.25 per share.

(20) The calculation of beneficial ownership of all directors and executive officers as a group does not include shares of common stock beneficially owned by Donald Hackett, who resigned as a director in February 2001.

Item 13. Certain Relationships and Related Party Transactions

Transactions with Prime Ventures, LLC.

     In March 2001, we entered into a sublease agreement with Prime Ventures, LLC. This agreement covers approximately 5,000 square feet of office space for our principal executive offices. The sublease agreement is effective as of November 1, 2000 and provides for rent of $18,338 per month. Pursuant to this sublease agreement, Prime Ventures, LLC will continue to use a portion of the lease space for rent of $4,000 per month.

Loan to Ms. Georgen-Saad

     On March 31, 2000, we loaned $95,440 to Susan M. Georgen-Saad, our former Chief Financial Officer. Ms. Georgen-Saad repaid the loan in full on April 28, 2000 and resigned effective July 2000. She served as acting Chief Financing Officer until August 22, 2000.

Transactions Involving Donald W. Hackett

     On April 3, 2000, we entered into a loan agreement with Mr. Hackett, our Chief Executive Officer and President at that time, pursuant to which we loaned Mr. Hackett $966,000 under a secured promissory note. The note bore no interest and was due on April 10, 2000. Mr. Hackett repaid the loan in full on April 10, 2000. In addition, Mr. Hackett was obligated to reimburse us for $600,000 in connection with the settlement of a third-party litigation in February 2000 based on a cost splitting arrangement between us and him. We subsequently agreed to release Mr. Hackett from this obligation.

     In connection with the Private Placement, we terminated the employment of Mr. Hackett in August 2000. We continued making severance payments to Mr. Hackett based on his base salary of $238,850 through February 28, 2001. In connection with Mr. Hackett's resignation as director, Mr. Hackett entered into a Separation Agreement with us in February 2001. Under the terms of the Separation Agreement, we paid Mr. Hackett a separation payment in the amount of $128,648. Mr. Hackett released us from any and all claims he may have against us, other than claims under his indemnification agreement with us. We are not obligated to make any further severance payments to Mr. Hackett.

Agreements with Dr. C. Everett Koop

  We are party to an amended and restated name and likeness agreement and a consulting agreement with Dr. Koop. For the year ended December 31, 2000, we paid him director's fees of $240,000. Additionally, during such period we reimbursed him for his travel and other expenses incurred on company business in the amount of $12,054. In addition, in December 2000 we granted Dr. Koop an option to purchase 1,000,000 shares of our common stock for an exercise price of $.47 per share. Please see "Agreements with Directors-Agreements with Dr. C. Everett Koop."

Agreement with Commonwealth Associates, L.P.

  Commonwealth Associates, L.P. ("Commonwealth") acted as the placement agent in our private placement of preferred stock in August 2000. In connection with the Private Placement, we agreed to (i) pay Commonwealth a cash fee equal to 7% of the gross proceeds resulting from the sale of the preferred stock ($1,925,000 in total); (ii) issue to Commonwealth warrants to purchase 6,142,857 shares of common stock at an exercise price of $0.35 per share, subject to adjustment;
(iii) reimburse Commonwealth for expenses incurred by it in connection with the private placement in an amount equal to $350,000; and (iv) pay Commonwealth an advisory fee of $600,000. Under the above arrangements, we paid an aggregate of $2,875,000 from the proceeds of the private placement to Commonwealth and its affiliates, excluding the amounts described below that we used to repay the outstanding balance under loans previously extended to us by Commonwealth and an affiliate.

  Prior to the consummation of the private placement, Commonwealth and an affiliate provided us with a $1.5 million bridge loan and a $3.0 million standby line of credit, from which we had drawn $400,000. In connection with these loans, we issued warrants to Commonwealth and its affiliate. The terms of these warrants were restructured in connection with the private placement and they are now exercisable to purchase 14,785,714 shares of common stock for at an exercise price of $0.35 per share. We used proceeds from the Private Placement to repay in full all amounts owed under the bridge loan and our $400,000 balance outstanding under our $3.0 million line of credit, plus interest to the date of repayment.

  In February 2001, we entered into an agreement with Commonwealth, whereby we engaged Commonwealth as our exclusive financial advisor to provide financial advisory services and other investment banking services to our company in connection with merger and acquisition transactions. Subject to certain conditions, we have agreed to pay to Commonwealth two percent (2.0%) of the total consideration paid or received by us in any such transaction identified by Commonwealth but in no event less than $600,000; provided, however, that in the event the total consideration is less than $10 million and does not involve the issuance of 25% or more of our common stock then the minimum payment payable to Commonwealth will be $200,000.

Transactions with Directors

  Prior to becoming a director, affiliates of Richard M. Rosenblatt acquired shares of preferred stock and warrants in connection with the private placement of our preferred stock. The shares of common stock beneficially owned by Mr. Rosenblatt consist of (i) options to purchase 7,837,000 shares of common stock, twenty-five percent (25%) of which are currently exercisable and twenty-five percent (25%) of which will become exercisable on each of August 21, 2001, 2002 and 2003; (ii) 2,857,143 shares issuable upon conversion of 100,000 shares of preferred stock issued to Prime Ventures, (iii) warrants to purchase 285,714 shares of common stock issued to Prime Ventures, (iv) 1,428,571 shares of common stock issuable upon conversion of 50,000 shares of preferred stock issued to Highview Ventures, and (v) a warrant to purchase 142,857 shares of common stock issued to Highview Ventures. Mr. Rosenblatt is the sole Managing Member of Highview Ventures and is a Managing Director of Prime Ventures. Highview Ventures owns a majority of the equity interests of Prime Ventures. Mr. Rosenblatt may be deemed to share voting and dispositive power with respect to such shares with such entities. Mr. Cespedes is a Managing Director of Prime Ventures and, as such, he may be deemed to share voting and dispositive power with respect to such shares with such entity.

  Prior to becoming a director, Marshall S. Geller acquired shares of preferred stock and warrants in connection with the preferred stock financing. The shares of common stock beneficially owned by Mr. Geller consist of (i) 1,428,571 shares of common stock issuable upon conversion of 50,000 shares of preferred stock;
(ii) a warrant to purchase 1,142,857 shares of common stock; (iii) a warrant to purchase 232,889 shares of common stock and (iv) 300,000 shares of common stock issuable upon exercise of stock options granted under the 2000 Equity Participation Plan. Certain of these warrants were issued to Mr. Geller in connection with his assistance in facilitating the private placement of our preferred stock.

   Prior to becoming a director, an affiliate of Scott J. Hyten acquired shares of preferred stock in connection with the private placement of our preferred stock. The shares of common stock beneficially owned by Mr. Hyten consist of 5,714,286 shares issuable upon conversion of 200,000 shares of preferred stock and 300,000 shares of common stock issuable upon exercise of stock options granted under the 2000 Equity Participation Plan. These shares were purchased by Interfase Capital Partners IV,

L.P., the general partner of which is Interfase Management LP, the general partner of which is Interfase Managers LLC, of which Mr. Hyten is president. Mr. Hyten may be deemed to share voting and dispositive power with respect to such shares with such entities.

  Prior to becoming a director, an affiliate of George A. Vandeman acquired shares of preferred stock and warrants in connection with the private placement of our preferred stock. The shares of common stock beneficially owned by Mr. Vandeman consist of (i) 714,285 shares of common stock issuable upon conversion of 25,000 shares of preferred stock issued to Vandeman Holdings LLC; (ii) a warrant to purchase 71,429 shares of common stock issued to Vandeman Holdings LLC; (iii) a warrant to purchase 116,449 shares of common stock issued to Vandeman Holdings LLC; and (iv) 300,000 shares of common stock issuable upon exercise of stock options granted under the 2000 Equity Participation Plan. These shares were purchased by Vandeman Holdings LLC of which Mr. Vandeman is the sole Managing Member. Mr. Vandeman has voting and dispositive power with respect to the shares owned of record by Vandeman Holdings LLC.

  Prior to becoming a director, affiliates of Joseph P. Wynne acquired shares of common stock, preferred stock and warrants. Mr. Wynne may be deemed to have shared voting and dispositive power with respect to 394,794 shares of common stock, which represents (i) 300,000 shares of common stock issuable upon exercise of stock options granted under the 2000 Equity Participation Plan and the right to acquire (i) 14,286 shares of common stock issuable upon the conversion of 500 shares of preferred stock and (ii) 80,508 shares of common stock issuable upon exercise of certain warrants for his services to the Company in connection with the private placement. Mr. Wynne is the Chief Financial Officer and a Financial Principal of Commonwealth and is one of Commonwealth's designees to our Board of Directors.

Employment Agreements with Named Executives

  Please see "Executive Compensation--Employment Agreements with Named Executives."

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K

    (1) Financial Statements--See Index to Financial Statements and Financial Statement Schedules on page F-1 of this Report on Form 10-K.

    (2) Financial Statement Schedules--See Index to Financial Statements and Financial Statement Schedules on page F-1 of this Report on Form 10-K.

    All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.

    (3) Exhibits

    The exhibits filed as part of this report are listed under "Exhibits" at subsection (C) of this Item 14

(b) Reports on Form 8-K

None

(c) Exhibits

Number                                                          Description
------                                                          -----------
 1.1*            Form of Underwriting Agreement
 3.1*            Restated Certificate of Incorporation of drkoop.com, Inc, a Delaware corporation, as currently in effect
 3.2*            Bylaws of drkoop.com, Inc., a Delaware corporation, as currently in effect
 3.3*            Form of Bylaws of drkoop.com, Inc., a Delaware corporation, as in effect after the closing of the offering made under this registration statement
 3.4*            Form of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation, to be filed after the closing of the offering made under this registration statement
 3.5*            Certificate of Amendment of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation
 3.6*****        Certificate of Designation of Series 8% Convertible Preferred Stock of drkoop.com, Inc.
 4.1*            Specimen common stock certificate
 4.2*****        Bridge Warrant to purchase 13,071,107 shares issued to ComVest Venture Partner L.P.
 4.3*****        Bridge Warrant to purchase 1,714,607 shares issued to Commonwealth Associates, L.P.
 4.4*****        Bridge Warrant to purchase 6,142,857 shares issued to Commonwealth Associates, L.P.
 4.5*****        Form of Prime Investor Warrants
 4.6*****        Prime Warrants to purchase 3,629,000 shares issued to Prime Ventures, LLC
 4.7*****        Amended and Restated Registration Rights Agreement dated as of August 22, 2000 by and among the company,
                 Commonwealth Associates, L.P. and the other signatures thereto
 10.1*           Amended and Restated 1997 Stock Option Plan
 10.2*           1999 Equity Participation Plan
 10.3*           Amended and Restated Registration Rights Agreement, dated as of January 29, 1999
 10.4*           Employment Agreement dated January 27, 1999 by and between Company and Susan M. Georgen-Saad
 10.5*           Employment Agreement dated August 1, 1997 by and between Company and Donald W. Hackett
 10.6*           Employment Agreement dated August 1, 1997 by and between Company and Robert C. Hackett, Jr.
 10.7*           Employment Agreement dated August 1, 1997 by and between Company and Louis A. Scalpati
 10.8*           Employment Agreement dated January 15, 1999 by and between Company and Dennis J. Upah
 10.9+*          Distribution Agreement dated April 9, 1999 by and between Company and Infoseek Corporation
 10.10+*         Content Agreement dated March 30, 1999 by and between Company and the Trustees of Dartmouth College
 10.11+*         D.A.R.T. Service Agreement dated November 15, 1998 by and between Company and DoubleClick, Inc.
 10.12+*         Distribution Agreement dated April 9, 1999 by and between Company and Buena Vista Internet Group
 10.13*          Software Sale, License and Development Agreement dated January 29, 1999 by and between Company and
                 HealthMagic, Inc.

   10.14+*     Content License and Distribution Agreement dated March 10, 1999 by and between Company and @Home Network
   10.15*      Tradename License Agreement dated January 5, 1999 by and between Company and C. Everett Koop, M.D.
   10.16*      Consulting Letter Agreement dated October 1, 1997 by and between Company and C. Everett Koop, M.D.
   10.17+*     License Agreement dated July 13, 1998 by and between Company and Multum Information Services, Inc.
   10.18+*     Linking Agreement dated February 10, 1999 by and between Company and Physicians' Online
   10.19+*     Content License Agreement dated December 11, 1998 by and between Company and Excite, Inc. (terminated on
               March 1, 1999)
   10.20+*     Interim Linking Agreement dated January 28, 1999 by and between Company and Quotesmith.com
   10.21+*     First Amendment to License Agreement dated March 25, 1999 by and between Company and Multum Information
               Services, Inc.
   10.22*      Tradename License Agreement dated June 1, 1998 by and between Company and Nancy Snyderman, M.D.
   10.23       Reserved
   10.24*      Agreement for Sub-Sublease dated May 20, 1998 by and between Company and The Software Atelier L.L.C.
   10.25       Reserved
   10.26+*     Internet Advertising Sales Agreement dated October 16, 1998 by and between Company and WinStar Interactive
               Media Sales, Inc.
   10.27*      Consulting Letter Agreement dated October 1, 1997 by and between Company and John Zaccaro
   10.28+*     Sponsorship Agreement dated March 11, 1999 by and between Company and Vitamin Shoppe Industries, Inc.
   10.29+*     Preferred Partner Agreement dated April 1999 by and between Company and Salon Internet, Inc.
   10.30*      Master Community Partner Program Agreement dated January 29, 1999 by and between Company and Adventist
               Health System Sunbelt Healthcare Corporation
   10.31       Reserved
   10.32*      Form of Community Partner Program Agreement
   10.33*      Form of Indemnification Agreement
   10.34*      1999 Employee Stock Purchase Plan
   10.35*      Investment Agreement dated January 29, 1999 by and among Company, Adventist Health System Sunbelt Healthcare
               Corporation and HealthMagic, Inc.
   10.37*      Letter Agreement dated January 29, 1999 by and among Company, Superior Consultant Holdings Corporation,
               Adventist Health System Sunbelt Healthcare Corporation, HealthMagic, Inc. and Donald W. Hackett
   10.38*      Stock Restriction Agreement dated January 29, 1999 by and among Company, HealthMagic, Inc. and Adventist
               Health System Sunbelt Healthcare Corporation
   10.39*      Loan Agreement dated December 24, 1998 between Company and Neal Longwill
   10.40*      Form of Loan Agreement between Company and accredited investors
   10.41*      Loan Agreement dated March 3, 1999 between Company and Adventist Health System Sunbelt Healthcare Corporation
   10.42*      Warrant to Purchase Shares of Common Stock Issued to Infoseek Corporation as of April 9, 1999
   10.43*      Agreement for Issuance and Sale of Stock between Company and Superior Consultant Holdings Corporation dated
               April 28, 1998
   10.44*      Letter of Donald W. Hackett dated April 28, 1998 constituting a Voting Agreement between Donald W. Hackett and Superior Consultant Holdings Corporation
   10.45*      Option and Put Agreement dated April 28, 1998 between Company and Superior Consultant Holdings Corporation
   10.46*      Service Agreement dated April 29, 1998 between Company and Superior Consultant, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation
   10.47*      Warrant to Purchase Shares of Common Stock Issued to Buena Vista Interactive Group as of April 9, 1999
   10.48**     Netscape Agreement
   10.49***    Amended Name & Likeness Agreement by and between Company and C. Everett Koop, M.D.
   10.50+***   Interactive Services Agreement by and between Company and America Online, Inc.
   10.51+***   Development and Services Agreement by and between Company and America Online, Inc.
   10.52***    Registration Rights Agreement by and between Company and America Online, Inc.
   10.53***    Warrant to Purchase 1,570,932 shares of Common Stock Issued to America Online dated July 1, 1999
   10.54+***   Performance Warrant to Purchase 1,570,932 shares of Common Stock Issued to America Online dated July 1, 1999
   10.55+***   Performance Warrant to Purchase 2,749,131 shares of Common Stock Issued to America Online dated July 1, 1999
   10.56***    Lease Agreement by and between Company and Plaza 7000, Ltd.
   10.57+****  First Amendment to Interactive Services Agreement by and between the Company and America Online, Inc.
               effective April 12, 2000

    10.58+****    Amendment to Distribution Agreement by and between the Company and Buena Vista Internet Group and by and
                  between the Company and Infoseek Corporation effective April 15, 2000
    10.59****     Warrant to Purchase 820,000 Shares of Common Stock issued to Infoseek Corporation dated April 24, 2000
    10.60****     Registration Agreement by and between the Company and Adventist Health System Sunbelt Healthcare Corporation
                  effective April 18, 2000
    10.61****     Second Amended and Restated Name and Likeness Agreement by and between the Company and Dr. C. Everett Koop effective June 22, 2000
    10.62****     Placement Agency Agreement by and between the Company and Commonwealth Associates, L.P. dated June 23, 2000
    10.63****     General Security Agreement by and among the Company, Commonwealth Associates, L.P. and ComVest Venture
                  Partners, L.P. dated June 23, 2000
    10.64****     Registration Rights Agreement by and among the Company, Commonwealth Associates, L.P. and ComVest Capital
                  Management, LLC dated June 23, 2000
    10.65****     8% Senior Secured Promissory Note by and between the Company and ComVest Venture Partners, L.P. dated June
                  23, 2000
    10.66****     8% Senior Secured Promissory Note by and between the Company and Commonwealth Associates, L.P. dated June
                  23, 2000
    10.67****     Warrant to Purchase 3,200,000 Shares of Common Stock Issued to ComVest Venture Partners, L.P. dated June 23,
                  2000
    10.68****     Warrant to Purchase 800,000 Shares of Common Stock Issued to Commonwealth Associates, L.P. dated June 23,
                  2000
    10.69****     Warrant to Purchase 2,500,000 Shares of Common Stock Issued to ComVest Venture Partners, L.P. dated June 30,
                  2000
    10.70****     Credit Agreement by and between the Company and Commonwealth Associates, L.P. dated June 30, 2000
    10.71****     Promissory Note by and between the Company and Commonwealth Associates, L.P. dated June 5, 2001
    10.72****     Employment Agreement Extension by and between the Company and Donald W. Hackett dated June 16, 2000
    10.73****     Employment Agreement Extension by and between the Company and Louis A. Scalpati dated June 16, 2000
    10.74****     Agreement and Complete Release by and between the Company and Peter Brumleve dated April 12, 2000
    10.75****     Agreement and Complete Release by and between the Company and Ian Bagnall dated June 6, 2000
    10.76****     Agreement and Complete Release by and between the Company and Susan M. Georgen-Saad dated July 5, 2000
    10.77****     Agreement and Complete Release by and between the Company and John Osborne dated July 7, 2000
    10.78****     Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27, 2000
    10.79****     Amendment to the Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27,
                  2000
   10.81*****     Amendment to Agency Agreement dated as of August 22, 2000 between the Company and Commonwealth Associates,
                  L.P.
   10.81*****     Letter Agreement dated August 18, 2000 between Commonwealth Associates, L.P. and the Company
   10.82*****     Letter Agreement dated August 22, 2000 between Prime Ventures, LLC and the Company
   10.83*****     Form of Lock-up Agreement
   10.84*****     Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Richard M.
                  Rosenblatt
   10.85*****     Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Edward A.
                  Cespedes
   10.86*****     Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Stephen
                  Plutsky
   10.87*****     Employment Agreement dated August 22, 2000 by and between the Company and Richard M. Rosenblatt
   10.88*****     Employment Agreement dated August 22, 2000 by and between the Company and Edward Cespedes
   10.89*****     Employment Agreement dated August 22, 2000 by and between the Company and Stephen Plutsky
   10.90*****     Employment Agreement dated October 24, 2000 by and between the Company William H. Carlson
   10.91*****     Asset Purchase Agreement dated November 1, 2000 by and between Sherwood Partners, Inc. and the Company
   10.92          Employment Agreement dated November 14, 2000 between Greg Taylor and the Company

   10.93          Option Agreement dated November 14, 2000 between Greg Taylor and the Company
   10.94          Financial Advisory Service Agreement dated February 28, 2001 between the Company and Commonwealth
                  Associates, L.P.
   23.1           Consent of Independent Accountants
   23.2******     Consent of Latham & Watkins (included in Exhibit 5.1)
   23.3*******    Consent of Latham & Watkins (included in Exhibit 5.1)

*       Incorporated by reference from the Company's Form S-1 (333-73459).

** Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and six months ended June 30, 1999, filed August 13, 1999.

*** Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1999, filed November 15, 1999.

**** Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and six months ended June 30, 2000, filed August 21, 2000.

***** Incorporated by reference from the Company's current report on Form 8-K dated August 22, 2000, filed September 1, 2000.

******  Incorporated by reference from the Company's Form S-3 (333-50754).

******* Incorporated by reference from the Company's Form S-3 (333-50768).

+ Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

   (b)  Financial Statement Schedules.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           drkoop.com, Inc.
                                           (Company)


                                           By:/s/ RICHARD M. ROSENBLATT
                                              ----------------------------
                                              Richard M. Rosenblatt
                                              Chief Executive Officer

Date: April 2, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

        Signature                                         Title                                            Date
        ---------                                         -----                                            ----
/s/ RICHARD M. ROSENBLATT                  Chief Executive Officer and Director                       April 2, 2001
-------------------------
  Richard M. Rosenblatt                    (Principal Executive Officer)

/s/ STEPHEN PLUTSKY                        Chief Financial Officer                                    April 2, 2001
-------------------------
   Stephen Plutsky                         (Principal Financial and
                                           Accounting Officer)

/s/ C. EVERETT KOOP                        Chairman of the Board                                      April 2, 2001
-------------------------
  C. Everett Koop, M.D.

/s/ EDWARD A. CESPEDES                     President, Director and Secretary                          April 2, 2001
-------------------------
   Edward A. Cespedes

/s/ EDWIN M. COOPERMAN                     Director                                                   April 2, 2001
-------------------------
   Edwin M. Cooperman

/s/ MARSHALL S. GELLER                     Director                                                   April 2, 2001
-------------------------
  Marshall S. Geller

/s/ SCOTT J. HYTEN                         Director                                                   April 2, 2001
-------------------------
   Scott J. Hyten

/s/ GEORGE A. VANDEMAN                     Director                                                   April 2, 2001
-------------------------
   George A. Vandeman

/s/ JOSEPH P. WYNNE                        Director                                                   April 2, 2001
-------------------------
   Joseph P. Wynne

                               drkoop.com, Inc.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


Report of Independent Accountants....................................................................... F-2
Balance Sheets at December 31, 2000 and 1999............................................................ F-3
Statements of Operations for the three years ended December 31, 2000.................................... F-4
Statements of Changes in Stockholders' Equity (Deficit) for the three years ended December 31, 2000..... F-5
Statements of Cash Flows for the three years ended December 31, 2000.................................... F-6
Notes to Financial Statements........................................................................... F-7
Financial Statement Schedules:..........................................................................
   Schedule II--Valuation and Qualifying Accounts for each of the three years ended December 31, 2000... S-1

                       Report of Independent Accountants

To the Board of Directors
and Stockholders of drkoop.com, Inc.

  In our opinion, the financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of drkoop.com, Inc. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As discussed in Note 2 to the accompanying financial statements, during the fourth quarter of 2000 the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain Convertible Instruments.

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


PricewaterhouseCoopers LLP
Austin, Texas
March 20, 2001
                               drkoop.com, Inc.

                                Balance Sheets

          (dollars in thousands, except share and per share amounts)

                                             ASSETS                                                2000          1999
                                                                                                ---------      ---------
Current assets:
  Cash and cash equivalents.................................................................    $  11,464      $  35,706
  Trade accounts receivable, net............................................................          447          6,532
  Other receivable..........................................................................           --          4,000
  Prepaid and other assets..................................................................        2,648         22,862
                                                                                                ---------      ---------
     Total current assets...................................................................       14,559         69,100
                                                                                                ---------      ---------
Property and equipment, net.................................................................        6,297         10,435
Investment in HealthMagic...................................................................           --          5,000
Intangible asset, net.......................................................................           --          2,778
Other assets................................................................................          355         12,407
                                                                                                ---------      ---------
     Total assets...........................................................................    $  21,211      $  99,720
                                                                                                =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................................................    $   2,488      $   8,197
  Accrued liabilities.......................................................................        3,315          8,711
  Leases payable............................................................................        1,000            473
  Related party payables....................................................................           --              2
  Deferred credit...........................................................................        2,000          2,000
  Deferred revenue..........................................................................          895          3,415
                                                                                                ---------      ---------
     Total current liabilities..............................................................        9,698         22,798
                                                                                                ---------      ---------
Leases payable, less current portion........................................................          933            605
Deferred credit.............................................................................        3,000          5,000
                                                                                                ---------      ---------
     Total liabilities......................................................................       13,631         28,403
                                                                                                ---------      ---------
Commitments and contingencies
Stockholders' equity:
   Series D Convertible preferred stock, par value $.001; 15,000,000 shares authorized;
    liquidation value $41,250; 2,750,000 and -0- shares issued and outstanding at
    December 31, 2000 and 1999..............................................................            3             --
  Common stock, par value $.001; 500,000,000 and 100,000,000 shares authorized at
    December 31, 2000 and 1999; 39,733,410 and 30,508,324 shares issued and
    outstanding at December 31, 2000 and 1999...............................................           40             30
Additional paid-in capital..................................................................      211,265        149,447
Deferred stock compensation.................................................................       (6,801)        (2,447)
Accumulated deficit.........................................................................     (196,927)       (75,713)
                                                                                                ---------      ---------
     Total stockholders' equity.............................................................        7,580         71,317
                                                                                                ---------      ---------
     Total liabilities and stockholders' equity.............................................    $  21,211      $  99,720
                                                                                                =========      =========

    The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.

                           Statements of Operations

                 (dollars in thousands, except per share data)

                                                                                   Year Ended December 31,
                                                                                   -----------------------
                                                                              2000         1999           1998
                                                                            ---------    ---------      ---------
Revenues:
  Content subscription and software license..............................   $   3,505    $   1,700      $      27
  Advertising and sponsorship............................................       7,111        7,671             15
  E-commerce and other...................................................          32           60              1
                                                                            ---------    ---------      ---------
Total revenues...........................................................      10,648        9,431             43

Operating expenses:
  Production, content and product development
  (includes stock-based charges of $1,327, $721 and $0)..................      18,420       10,082          4,448
  Sales and marketing
  (includes stock-based charges of $28,482, $3,007 and $0)...............      72,393       46,019          2,008
  General and administrative
  (includes stock-based charges of $8,070, $1,309 and $107)..............      23,039       10,809          2,704
  Impairment of assets...................................................       3,790           --             --
  Write-off of investment and intangible assets..........................       7,444           --             --
                                                                            ---------    ---------      ---------
     Total operating expenses............................................     125,086       66,910          9,160
Loss from operations.....................................................    (114,438)     (57,479)        (9,117)
Interest income (expense), net
(includes stock-based charges of $7,260, $0 and $0)......................      (6,776)       1,344             34
                                                                            ---------    ---------      ---------
  Net loss...............................................................    (121,214)     (56,135)        (9,083)
Beneficial conversion feature related to Series D preferred stock........     (27,500)          --             --
Cumulative effect of accounting change...................................       2,750           --             --
Accretion of redeemable securities to fair value.........................          --      (17,255)       (14,325)
Dividend to preferred stockholders.......................................          --       (9,147)            --
                                                                            ---------    ---------      ---------
Net loss attributable to common stock....................................   $(145,964)   $ (82,537)     $ (23,408)
                                                                            =========    =========      =========

Net loss per common share:
 Basic and diluted loss before cumulative effect of accounting change....   $   (4.24)   $   (3.97)     $   (2.86)
 Cumulative effect of accounting change..................................         .08           --             --
                                                                            ---------    ---------      ---------
                                                                            $   (4.16)   $   (3.97)     $   (2.86)
                                                                            =========    =========      =========

Basic and diluted weighted average shares outstanding....................      35,077       20,814          8,175
                                                                            =========    =========      =========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.

            Statements of Changes in Stockholders' Equity (Deficit)

                       (dollars and shares in thousands)

                                                                                                         Additional     Deferred
                                                                       Preferred Stock    Common Stock     Paid-in        Stock
                                                                       ---------------    ------------
                                                                       Shares   Amount   Shares  Amount    Capital    Compensation
                                                                       ------   ------   ------  ------    -------    ------------
Balance at December 31, 1997........................................       --      $--    6,750  $    7  $        2   $         --
Issuance of Series A preferred stock for cash.......................      526        1       --      --         624             --
Issuance of Series A preferred stock for services...................       93       --       --      --         112             --
Issuance of options to Series B stockholders........................       --       --       --      --       1,918             --
Issuance of common stock upon conversion of stockholder note
 payable............................................................       --       --    1,800       1         215             --
Payment received on amounts receivable from common
 stockholders.......................................................       --       --       --      --          --             --
Deferred stock compensation.........................................       --       --       --      --       1,532         (1,532)
Amortization of deferred stock compensation.........................       --       --       --      --          --            107
Issuance of warrant to convertible note holder......................       --       --       --      --          49             --
Accretion of redeemable securities to fair value....................       --       --       --      --      (4,452)            --
Net loss incurred during development stage..........................       --       --       --      --          --             --
                                                                      -------   ------   ------  ------  ----------   ------------
Balance at December 31, 1998........................................      619        1    8,550       8          --         (1,425)
Issuance of Series C preferred stock for cash and investment........    2,616        3       --      --      12,497             --
Conversion of preferred stock to common stock.......................   (3,235)      (4)   7,250       7      35,657             --
Issuance of warrants................................................       --       --       --      --      18,269             --
Issuance of stock options for services..............................       --       --       --      --       1,664             --
Issuance of stock under option and anti-dilution agreements.........       --       --    1,345       1       9,146             --
Conversion of notes payable into common stock.......................       --       --      917       1       6,290             --
Issuance of common stock IPO, net of issuance costs of
 $1.7 million.......................................................       --       --   10,781      11      88,475             --
Exercise of stock options...........................................       --       --    1,665       2         343             --
Deferred stock compensation.........................................       --       --       --      --       3,508         (3,508)
Amortization of deferred stock compensation.........................       --       --       --      --          --          2,486
Dividend payable to preferred stockholder...........................       --       --       --      --      (9,147)            --
Accretion of redeemable securities to fair value....................       --       --       --      --     (17,255)            --
Net loss............................................................       --       --       --      --          --             --
                                                                      -------   ------   ------  ------  ----------   ------------
Balance at December 31, 1999........................................       --       --   30,508      30     149,447         (2,447)
Issuance of Series D preferred stock, net...........................    2,750        3       --      --      24,622             --
Issuance of warrants................................................       --       --       --      --      12,834             --
Exercise of stock options...........................................       --       --    1,402       1         381             --
Issuance of stock under employee plans..............................       --       --       84      --         606             --
Forfeiture of stock options upon termination........................       --       --       --      --        (441)           845
Issuance of stock under portal agreement............................       --       --    3,500       4       9,621             --
Issuance of stock for acquisition of drDrew.com assets..............       --       --    1,581       2       1,381             --
Issuance of stock for repayment of debt.............................       --       --    2,658       3       2,180             --
Deferred stock compensation.........................................       --       --       --      --      10,634        (10,634)
Amortization of deferred stock compensation.........................       --       --       --      --          --          5,435
Net loss............................................................       --       --       --      --          --             --
                                                                      -------   ------   ------  ------  ----------   ------------
Balance at December 31, 2000........................................    2,750   $    3   39,733  $   40  $  211,265   $     (6,801)
                                                                      =======   ======  =======  ======  ==========   ============
                                                                           Amounts
                                                                         Receivable
                                                                            from
                                                                           Common      Accumulated
                                                                        Stockholders     Deficit      Total
                                                                        ------------     -------      -----
   .................................................................
Balance at December 31, 1997........................................    $         (1)   $    (622)   $   (614)
Issuance of Series A preferred stock for cash.......................              --           --         625
Issuance of Series A preferred stock for services...................              --           --         112
Issuance of options to Series B stockholders........................              --           --       1,918
Issuance of common stock upon conversion of stockholder note
 payable............................................................              --           --         216
Payment received on amounts receivable from common
 stockholders.......................................................               1           --           1
Deferred stock compensation.........................................              --           --          --
Amortization of deferred stock compensation.........................              --           --         107
Issuance of warrant to convertible note holder......................              --           --          49
Accretion of redeemable securities to fair value....................              --       (9,873)    (14,325)
Net loss incurred during development stage..........................              --       (9,083)     (9,083)
                                                                        ------------    ---------   ---------
Balance at December 31, 1998........................................              --      (19,578)    (20,994)
Issuance of Series C preferred stock for cash and investment........              --           --      12,500
Conversion of preferred stock to common stock.......................              --           --      35,660
Issuance of warrants................................................              --           --      18,269
Issuance of stock options for services..............................              --           --       1,664
Issuance of stock under option and anti-dilution agreements.........              --           --       9,147
Conversion of notes payable into common stock.......................              --           --       6,291
Issuance of common stock IPO, net of issuance costs of
 $1.7 million.......................................................              --           --      88,486
Exercise of stock options...........................................              --           --         345
Deferred stock compensation.........................................              --           --          --
Amortization of deferred stock compensation.........................              --           --       2,486
Dividend payable to preferred stockholder...........................              --           --      (9,147)
Accretion of redeemable securities to fair value....................              --           --     (17,255)
Net loss............................................................              --      (56,135)    (56,135)
                                                                        ------------    ---------   ---------
Balance at December 31, 1999........................................              --      (75,713)     71,317
Issuance of Series D preferred stock, net...........................              --           --      24,625
Issuance of warrants................................................              --           --      12,834
Exercise of stock options...........................................              --           --         382
Issuance of stock under employee plans..............................              --           --         606
Forfeiture of stock options upon termination........................              --           --         404
Issuance of stock under portal agreement............................              --           --       9,625
Issuance of stock for acquisition of drDrew.com assets..............              --           --       1,383
Issuance of stock for repayment of debt.............................              --           --       2,183
Deferred stock compensation.........................................              --           --          --
Amortization of deferred stock compensation.........................              --           --       5,435
Net loss............................................................              --     (121,214)   (121,214)
                                                                        ------------    ---------   ---------
Balance at December 31, 2000........................................    $         --    $(196,927)  $   7,580
                                                                        ============    =========   =========

   The accompanying notes are an integral part of the financial statements.

                               drkoop.com, Inc.

                           Statements of Cash Flows

                            (dollars in thousands)

                                                                                          Year Ended December 31,
                                                                                         -------------------------
                                                                                         2000       1999      1998
                                                                                         ----       ----      ----
Operating Activities:
  Net loss......................................................................    $(121,214)  $(56,135)  $(9,083)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..............................................        5,797      5,200        64
     Amortization of stock-based charges........................................       37,879      5,037       107
     Amortization of non-cash interest expense..................................        7,260         --        --
     Interest accretion on convertible notes payable............................           --         95        --
     Impairment of assets.......................................................        3,790         --        --
     Write-off of investment and intangible assets..............................        7,444         --        --
     Non-cash compensation expense..............................................          100        277       112
Changes in operating assets and liabilities:
  Accounts receivable, net......................................................        6,085     (6,491)      (45)
  Other receivable..............................................................        4,280     (4,000)       --
  Prepaids and other assets.....................................................       16,573    (20,659)      (29)
  Accounts payable..............................................................       (5,709)     7,393       746
  Accrued and other liabilities.................................................       (6,220)     7,385       458
  Related party payables........................................................           (2)    (1,191)      872
  Deferred revenue..............................................................       (2,520)     3,415        --
  Deferred credit...............................................................       (2,000)     7,000        --
                                                                                    ---------   --------   -------
        Cash used in operating activities.......................................      (48,457)   (52,674)   (6,798)
                                                                                    ---------   --------   -------
Investing Activities:
  Purchase of furniture, fixtures and equipment.................................       (1,398)    (9,726)     (335)
                                                                                    ---------   --------   -------
        Cash used in investing activities.......................................       (1,398)    (9,726)     (335)
                                                                                    ---------   --------   -------
Financing Activities:
  Proceeds from issuance of preferred stock, net................................       24,625      3,500     6,625
  Proceeds from issuance of convertible notes payable...........................           --      5,775       500
  Proceeds from exercise of stock options.......................................          382        345        --
  Proceeds from issuance of common stock under employee plans...................          606         --        --
  Repayment of stockholder payable..............................................           --         --         1
  Proceeds from borrowing on bridge loan and line of credit.....................        1,900         --        --
  Repayment of borrowings.......................................................       (1,900)        --        --
  Proceeds from issuance of common stock, net...................................           --     88,486        --
                                                                                    ---------   --------   -------
        Cash provided by financing activities...................................       25,613     98,106     7,126
                                                                                    ---------   --------   -------
  Increase (decrease) in cash and cash equivalents..............................      (24,242)    35,706        (7)
  Cash and cash equivalents at beginning of period..............................       35,706         --         7
                                                                                    ---------   --------   -------
  Cash and cash equivalents at end of period....................................    $  11,464   $ 35,706   $    --
                                                                                    =========   ========   =======


    The accompanying notes are an integral part of the financial statement.

                               drkoop.com, Inc.

                       Notes to the Financial Statements



1. Description of the Business and Summary of Significant Accounting Policies

     drkoop.com, Inc. (the "Company"), a Delaware corporation, operates an internet-based consumer health and wellness network that (a) provides comprehensive information and guidance to consumers worldwide and (b) licenses content, interactive tools and a secure site to health systems, major employers, physicians and healthcare providers.

     The Company has sustained losses and negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to raise additional financing through public or private equity financings, establish profitable operations, enter into collaborative or other arrangements with corporate sources, or secure other sources of financing to fund operations. Effective June 11, 1999 the Company completed an initial public offering of 10,781,250 shares, including the underwriter's over allotment, at $9 per share. Offering proceeds, net of aggregate expenses to the Company (including underwriters' discount) totaled approximately $88.5 million. In August 2000 the Company completed a Private Placement ("Private Placement") of 2,750,000 shares of Series D 8% convertible preferred stock ("Preferred Stock") for $10 per share. Proceeds of the Private Placement, net of aggregate expenses to the Company, totaled $24.6 million.

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

Property and Equipment

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally three to seven years. Upon disposal, the Company removes the asset and the accumulated depreciation from its records and recognizes the related gain or loss in the results of operations. Capital leases are recorded at the present value of the future minimum lease payments. The related assets are depreciated on the straight-line basis over the term of the lease.

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

     The Company has entered into revenue sharing arrangements whereby it is entitled to revenue sharing for advertising revenue derived from advertisements delivered on partner sites, which display the Company's content. The Company recognizes advertising revenue under revenue sharing arrangements as the related impressions or pages are delivered, based on information obtained from our partner, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising revenues earned under these revenue sharing arrangements from partner websites are recorded net of commissions as
                               drkoop.com, Inc.

the commissions are not contractual obligations of the Company. Revenues derived from advertising arrangements where the Company contracts directly with the advertiser are recorded at the gross contract amount and commissions paid to obtain these advertisements are recorded as selling expense. Revenues derived from advertising arrangements where the Company's principal agent contracts with the advertiser are recorded net of commissions paid to the agency.

     Sponsorship revenues are derived principally from contracts ranging from three to twelve months in which we commit to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions, frequently on an exclusive basis. Sponsorship agreements typically include the delivery of a guaranteed minimum number of impressions and the design and development of customized pages on the website that enhance the promotional objectives of the sponsor. Costs associated with the creation of the customized pages are minimal and expensed as incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of our website. Additionally, depending upon the complexity of an advertising or sponsorship revenue arrangement, the Company may provide initial site design consulting and engineering services that require the development and implementation of specific website enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

     Content subscription and software license revenues are derived from contracts under the Dr. Koop Community Partner Program with local affiliates such as healthcare providers and third party payor organizations. Content subscription and software license revenues are recognized ratably over the term of the Community Partner Program contract, generally ranging from twelve to thirty-six months. Software licenses are also sold as a stand-alone product independent of the Community Partnership Program.

     The Company reports revenue from the sale of software licenses for various interactive tools. The Company recognizes revenue from software licenses upon product shipment and acceptance by the customer, as the Company has fulfilled all obligations related to the license.

     Revenues from barter transactions are recorded at the estimated fair value of the advertisements, goods or services received or the estimated fair value of the advertisements given, whichever is a more clearly evident measure of fair value of the transaction. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's website. Barter expense equal to the revenue recognized is reported when the Company's advertisements are run on other companies' websites, which is typically in the same period when the related barter revenue is recognized. For the years ended December 31, 2000, 1999 and 1998, barter transactions represented 0%, 6% and 0% of total revenues, respectively.

     Transactional revenues are derived primarily from sales of pharmacy and insurance products. The Company earns transaction fees and recognizes revenue at the time the related referred sale occurs.

     Accounts receivable are net of allowance for doubtful accounts of $1.1 million and $79,000 at December 31, 2000 and 1999, respectively.

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

Advertising

     Advertising costs are included in sales and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $10.9 million, $17.6 million, and $1.1 million, respectively.

                               drkoop.com, Inc.

Reclassification

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Fair Value of Financial Instruments

     Cash equivalents, accounts receivable, prepaid expense, accounts payable, accrued expenses and deferred revenue are reported at cost which approximates fair value due to the short-term maturity of these instruments.

Concentrations of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and other receivables. The Company's cash and cash equivalents are maintained in federally insured financial institutions and quality financial institutions and issuers. The Company has not experienced any losses on these accounts to date. Concentrations of credit risk related to accounts receivables are limited because of the Company's diverse customer base.

Long-Lived Assets

     The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, the Company determines impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows were less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 2000, the carrying value of certain property and equipment had been impaired and, as a result, recorded a charge of $3.8 million for the year ended December 31, 2000 (Note 15).

Deferred Charges

     Deferred charges consist of prepaid fees and warrant expenses associated with the Company's portal agreements. The charges are amortized into sales and marketing expense ratably over the term of the agreements unless the services are being provided by the other contracting party on other than ratable basis, in which event amortization is recorded as the services are provided.

Deferred Credits

     Deferred credits result from cash received associated with the Company's portal agreements (Note 7). The credits are amortized into sales and marketing expense over the term of the agreements.

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

                               drkoop.com, Inc.

Investment in Affiliate

     Investments in affiliated entities, for which the Company does not have the ability to exercise significant influence, are accounted for under the cost method of accounting. The Company periodically evaluates such investments for impairment and records them at the lower of cost or estimated net realizable value. Effective April 18, 2000, the Company rescinded and returned its 10% ownership of HealthMagic, Inc. ("HMI"). As a result, the Company's investment in HMI of $5.0 million and unamortized intangible assets of $2.4 million were written off in the second quarter of 2000.

Earnings (Loss) Per Share

     In accordance with SFAS No. 128, basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period. Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Because the Company has incurred net losses since inception, the effect of all common stock equivalent shares (74,069,642, 24,689,866 and 12,112,942 common equivalent shares as of December 31, 2000, 1999 and 1998, respectively) is anti-dilutive; therefore basic and diluted loss per share are equivalent.

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

Recent Accounting Pronouncements

     In the fourth quarter the Company adopted Staff Accounting Bulletin ("SAB") No.101, "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.


2. Preferred Stock Private Placement

     In August 2000 the Company completed a Private Placement ("Private Placement") of 2,750,000 shares of Series D 8% convertible preferred stock ("Preferred Stock"). The Preferred Stock, which was issued for an initial issuance price of $10.00 per share, has a liquidation preference of $15.00 per share, plus accrued and unpaid dividends, which is payable upon (i) the liquidation or dissolution of the company, (ii) the merger of the company where the stockholders immediately prior to such merger no longer retain more than 50% of the voting control, or (iii) the sale of all or substantially all of the assets of the company. In the event of a merger or sale, the Company may elect to pay the liquidation amount in shares of its common stock in lieu of cash.
The liquidation preference of the Preferred Stock is payable to holders of record of the Preferred Stock before and in preference to any distribution to the holders of our common stock or any other security that is junior to the Preferred Stock. The 2,750,000 preferred shares may initially be converted into 78,571,428 shares of common stock, reflecting a conversion price of $0.35 per share, subject to adjustment. The Company recorded a related beneficial conversion feature (BCF) charge of $27,500,000. In connection with the Private Placement, the Company issued 8,864,283 warrants for common stock. In the fourth quarter of 2000 the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" to certain convertible instruments, which resulted in reducing the BCF charge by $2,750,000 based on the relative fair value of the Preferred Stock ($24,750,000) and warrants ($2,750,000) as determined in accordance with APB 14. The effect of the accounting change reduced the BCF charge of $27,500,000 recorded in the third quarter of 2000. The Preferred Stock is classified as equity in the
                               drkoop.com, Inc.

accompanying balance sheets as the Company has the right, unilaterally and without action of the holders of the Preferred Stock, to elect to pay the liquidation amount in shares of common stock in lieu of cash.

     The holders of Preferred Stock are entitled to vote their shares of Preferred Stock on an as-converted basis with the holders of common stock as a single class on all matters submitted to a vote of the holders, except as otherwise required by applicable law.

     Each share of Preferred Stock is convertible at any time at the option of the holder, into a number of shares of Common Stock determined by dividing the face value of the Preferred Stock (i.e. $10.00 per share) by the conversion price, initially $0.35 per share. The Preferred Stock will automatically convert into shares of common stock at the then applicable conversion price upon either a public offering or private placement of the Company's common stock raising gross proceeds in excess of $25.0 million, in each case at a price per share in excess of $1.50 (as adjusted for stock splits, recapitalizations and other similar events). In addition, the Preferred Stock will also automatically convert into shares of common stock at the then applicable conversion price if the closing bid price for the Company's common stock has traded at twice the conversion price for a period of 20 consecutive trading days, so long as its common stock is trading on a national securities exchange or the Nasdaq Small Cap or National Market and the shares issuable upon conversion of the Preferred Stock are registered for resale under the Securities Act of 1933. The initial $0.35 conversion price of the Preferred Stock is subject to adjustment for stock splits, recapitalizations and other similar structural events. In addition, if the average closing bid price for the Company's common stock for the 20 trading days preceding August 21, 2002 is less than the then applicable conversion price, the conversion price will automatically be reset to such lower price. In addition, the conversion price is subject to adjustment in the event that the Company issues securities at a price per share less than the then current market price of its common stock or the conversion price, subject to certain exceptions.

     In connection with the Private Placement and hiring of a new management team, the Company also issued options to new employees with an intrinsic value of $9.7 million and warrants for services with a fair value of $3.8 million, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 164% volatility; risk free interest rate of 5.0%; and expected life of five years.

     On April 28, 1998, the Company issued 3,850,597 shares of Series B Convertible Non-Voting Preferred Stock to Superior Consultant Holdings Corporation ("Superior") for consideration of $6,000,000. The Company allocated the $6,000,000 million of proceeds as follows: $4,100,000 to the Series B stock and $1,900,000 to the options based on the fair values determined as of the closing date using the Black-Scholes valuation model with the following weighted average assumptions: zero dividend yield; 0.5 volatility; risk free interest rate of 5.9%; and expected life of 2 years. The Company recognized accretion of value on the mandatorily redeemable convertible preferred stock to redemption value (fair value) over the period between the closing date and the redemption dates as defined by the agreement. Upon completion of the Company's initial public offering, Superior received an additional 1,210,665 shares of common stock, valued at approximately $8,200,000 (an additional 134,520 shares, valued at approximately $900,000 were issued to the Series C holder pursuant to anti-dilution protection provisions). These amounts have been reflected as dividends to preferred stockholders for the year ended December 31,1999.

3. Prepaid and Other Assets

     Prepaid and other assets are comprised of the following (in thousands):

                                                                                                             December 31,
                                                                                                   ------------------------------
                                                                                                         2000           1999
                                                                                                         ----           ----
               Prepaid portal expense...........................................................         $   --        $16,088
               Prepaid warrant expense..........................................................          1,647          5,578
               Prepaid content expense..........................................................             69            436
               Employee receivables.............................................................             --            230
               Assets held for sale.............................................................            300             --
               Other............................................................................            632            530
                                                                                                         ------        -------
                  Total.........................................................................         $2,648        $22,862
                                                                                                         ======        =======

4. Other Assets

     Other assets are comprised of the following (in thousands):

                               drkoop.com, Inc.

                                                                                                               December 31,
                                                                                                     -----------------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
               Prepaid warrant expense, non-current..............................................          $  --        $11,773
               Deposits..........................................................................            105            384
               Pledged certificate of deposit....................................................            250            250
                                                                                                           -----        -------
                  Total..........................................................................          $ 355        $12,407
                                                                                                           =====        =======

     The pledged certificate of deposit represents the security deposit for the lease of the Company's Austin, Texas facilities. The certificate of deposit is held by a third party and is restricted as to use until expiration of the respective lease agreement (Note 17).


5. Property and Equipment, Net

     Property and equipment are comprised of the following (in thousands):

                                                                                                               December 31,
                                                                                                     -----------------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
               Computer equipment................................................................       $ 4,041        $ 3,046
               Software..........................................................................         2,696          6,391
               Furniture and fixtures............................................................           922          1,366
               Leasehold improvements............................................................         1,932          1,182
                                                                                                        -------        -------
                                                                                                          9,591         11,985
               Accumulated depreciation..........................................................        (3,294)        (1,550)
                                                                                                        -------        -------
                                                                                                        $ 6,297        $10,435
                                                                                                        =======        =======

     Depreciation expense of $5.5 million, $1.5 million, and $64,000, for the years ended December 31, 2000, 1999 and 1998, respectively, is included in the statements of operations.

     On November 1, 2000, the Company acquired all of the assets of drDrew.com for 1.58 million shares of common stock and $150,000 cash. The transaction was valued at $1.6 million, which includes the $150,000 cash consideration and the fair market value of common stock on November 1, 2000. The purchased assets consist primarily of software and computer equipment, which were valued at $1.4 million and $180,000, respectively. These assets will be amortized over their expected useful life of three years.

6. Accrued Liabilities

     Accrued liabilities are comprised of the following (in thousands):

                                                                                                               December 31,
                                                                                                     -----------------------------
                                                                                                           2000           1999
                                                                                                           ----           ----
               Marketing and promotion...........................................................       $  150         $2,626
               Legal expenses....................................................................          266          2,545
               Accrued content and services expense..............................................        1,095          1,279
               Employee compensation.............................................................          983          1,032
               Allowance for leasehold improvements..............................................          714             --
               Other.............................................................................          107          1,229
                                                                                                        ------         ------
                  Total..........................................................................       $3,315         $8,711
                                                                                                        ======         ======

                               drkoop.com, Inc.

7. Deferred Credit

     On July 1, 1999, the Company entered into a software licensing and distribution agreement, which requires the delivery of software and other services over the four-year term of the agreement. Total fees paid to the Company were $8.0 million, of which $4.0 million was paid in fiscal 1999 and $4.0 million was paid in fiscal 2000. The Company recorded these fees as a deferred credit and is amortizing the deferred credit as a reduction of sales and marketing expense over the term of the contract. The Company amortized $2.0 million and $1.0 million for the years ended December 31, 2000 and 1999, respectively.


8. Bridge Loan and Line of Credit

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

     On June 30, 2000 the Company entered into a line of credit agreement with Commonwealth for up to $3.0 million. In consideration of making a line of credit available to the Company, the Company issued to Commonwealth warrants to purchase 2.5 million shares of the Company's stock at $0.75 per share. On August 14, 2000 the Company borrowed $400,000 under the line of credit, which was repaid from the proceeds of the Private Placement. Under the terms of the credit agreement, in connection with borrowing $400,000, the Company issued to Commonwealth additional warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $0.75 per share.

     The warrants to purchase a total of 6,900,000 shares of common stock for $0.75 issued in connection with the bridge loan and line of credit were subsequently converted into warrants to purchase 14,785,714 shares of common stock for $0.35 per share. These warrants have a seven-year life and are exercisable November 1, 2000. The 14,785,714 warrants are recorded at a fair value of $7.3 million which was calculated at the various times of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 164% volatility; risk-free rate of 5.0% and a legal life of seven years. The Company recorded non-cash interest expense of $7.3 million associated with these warrants in the quarter ended September 30, 2000.


9. Stock-based Charges

     Amortization of stock-based charges consists of the following (in thousands):

                                                                                                   Year ended December 31,
                                                                                         -----------------------------------------
                                                                                            2000             1999          1998
                                                                                            ----             ----          ----
Warrants issued for services.......................................................      $  3,789          $    --         $  --
Deferred stock compensation........................................................         5,435            2,762           107
GO warrants (Note 10)..............................................................         3,802              275            --
AOL warrants (Note 10).............................................................        23,625            2,000            --
Other..............................................................................         1,228               --            --
                                                                                         --------          -------         -----
Total operating expense............................................................        37,879            5,037           107
Non-cash interest..................................................................         7,260               --            --
                                                                                         --------          -------         -----
Total..............................................................................      $ 45,139          $ 5,037         $ 107
                                                                                         ========          =======         =====

10. Commitments and Contingencies

  Leases

     The Company leases office space and certain equipment. With the exception of the office space lease, which contains an acceleration clause, all leases are classified as capital leases. No leases contain restrictions on the Company's activities concerning dividends, additional debt or further leasing.

                               drkoop.com, Inc.

     Assets under capital leases, which are included in property and equipment, are summarized as follows (in thousands):

                                                                                                         December 31,
                                                                                             -----------------------------------
                                                                                                    2000              1999
                                                                                                    ----              ----
          Computer equipment...............................................................        $ 2,154            $  891
          Furniture and Fixtures...........................................................            489                --
          Leasehold improvements...........................................................            467               300
                                                                                                   -------            ------
                                                                                                     3,100             1,191
          Accumulated depreciation.........................................................         (1,168)             (120)
                                                                                                   -------            ------
          Net assets under capital lease...................................................        $ 1,932            $1,071
                                                                                                   =======            ======

     Future minimum lease payments at December 31, 2000, by year and in aggregate for capital leases and other operating leases having non-cancelable lease terms in excess of one year are as follows (in thousands):

                                                                                                   Capital         Operating
                                                                                                   Leases            Leases
                                                                                                   ------          --------
          2001.............................................................................        $1,137          $    617
          2002.............................................................................           665               634
          2003.............................................................................           323               650
          2004.............................................................................            --               667
          2005.............................................................................            --               684
          Thereafter.......................................................................            --               641
                                                                                                   ------          --------
          Total minimum lease payments.....................................................         2,125          $  3,893
          Amount representing interest.....................................................          (192)         ========
                                                                                                   ------
          Present value of minimum lease payments..........................................        $1,933
                                                                                                   ======

Rental expense for the years ended December 31, 2000, 1999, 1998 was $1.1 million, $591,000, and $131,000, respectively. As discussed in Note 17, the Company cancelled certain operating and capital leases in 2001, including the operating lease for the Austin, Texas facility.


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

     Effective April 15, 2000, Infoseek Corporation, the Buena Vista Internet Group and the Company entered into an amendment to the original agreements. In exchange for additional cash payments of $5.3 million, an additional 820,000 warrants to purchase common stock at an exercise price of $1.25, and acceleration of the vesting of the initial warrants, the original agreements were terminated effective July 15, 2000 without further obligation for either party. Due to the anti-dilution rights of the $8.60 warrants, the Company issued an additional 890,000 warrants on the same terms and price. The newly-issued $1.25 warrants are exercisable on or after July 15, 2000 and are recorded at a fair value of $1.91 per share which was calculated at the time of issuance using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 100% volatility; risk-free interest rate of 5.0% and a legal life of 3 years.

                               drkoop.com, Inc.

   The Company recognized total sales and marketing expense of $10.6 million and $6.9 million for the years ended December 31, 2000 and 1999, respectively, and stock-based charges of $3.8 million and $275,000, respectively, related to the Go.com agreements.

America Online

   Effective July 1, 1999, the Company and America Online, Inc. ("AOL") signed a four-year Interactive Services Agreement ("ISA") pursuant to which the Company was designated as AOL's premier provider of healthcare content. The ISA obligated the Company to make carriage payments aggregating $89.0 million in cash over a four-year period. In addition, the Company provided AOL 1,570,932 immediately vested warrants to purchase drkoop.com, Inc. common stock at an exercise price of $15.94 per share and the right to earn up to an additional 4,320,063 warrants based on performance.

   Effective April 12, 2000 the Company and AOL entered into a First Amendment to the Interactive Services Agreement ("First Amendment"). In exchange for 3.5 million shares of drkoop.com, Inc. common stock, the Company was relieved of any further cash payment obligations to AOL under the ISA; all existing warrant agreements, vested and unvested, were canceled; and the Company was to receive reduced carriage for a twelve-month period subject to compliance with the modified terms of the ISA.

   The Company recognized total sales and marketing expense of $11.1 million and $10.1 million for the years ended December 31, 2000 and 1999, respectively; and stock-based charges of $23.6 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively, related to the AOL agreements.

Employment Agreements

   The Company has entered into employment agreements with certain key members of management.

Legal Matters

   The Company and certain of its prior officers and directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In
                                                                             --
re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is
-----------------------------------------
maintained on behalf of purchasers of the securities of drkoop.com, Inc., alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class, and approved lead plaintiffs' selection of lead plaintiffs' counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. The Company's time to respond to the Consolidated Amended Complaint has not yet expired. The Company believes that the claims alleged in the Consolidated Action are without merit and intends to defend the Consolidated Action vigorously.

   The Company's counsel has received a letter from a representative of a regional office of the United States Securities and Exchange Commission ("SEC") stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that the Company voluntarily provide the SEC with information regarding such events and circumstances. The SEC letter states that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letter was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letter.

   The Company is a nominal defendant, and certain of its prior officers and directors are defendants, in a derivative action lawsuit (the "Derivative Action") in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was
          ---------------------------------
filed on January 9, 2001, asserts various claims that the Company allegedly has against the defendants for alleged breaches of fiduciary duty and other purported wrongdoing. The time to respond to the complaint has not yet expired. In accordance with its obligations under applicable law, the Company's board of directors will evaluate the alleged claims identified in the Derivative Action. The Company has separately received a letter demanding that it initiate a derivative action lawsuit asserting various claims that the letter alleges the Company has against certain of its prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing. In accordance with its obligations under applicable law, the Company's board of directors will evaluate the alleged claims identified in the demand letter.

   The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was
          ---------------------------------------------
filed on February 14, 2001, was brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the
                               drkoop.com, Inc.

allegations that the plaintiffs were misinformed as to the length of the holding period upon conversion of the notes into common stock of the Company. The time for the Company to respond to the complaint has not yet expired. The Company believes that the claims alleged in the lawsuit are without merit and intends to defend the lawsuit vigorously.

   The Company is also a defendent in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. Drdrew.com, Inc. et al. The
--------------------------------------------------------------------
lawsuit, which was filed on March 2, 2001 by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment. The Company's time to respond to the complaint has not yet expired.

   The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on our financial condition and results of operations.

   The Company is also involved in other claims and disputes not described in the notes that are incidental to the regular conduct of our business and are not presently believed to be material.


11. Income Taxes

   The Company did not incur any income taxes for the years ended December 31, 2000, 1999 and 1998 as a result of operating losses.

   As of December 31, 2000 and 1999, the Company had federal net operating loss carryforwards of approximately $138 million and $63 million, respectively. These net operating loss and tax credit carryforwards will expire from 2012 through 2019 if not utilized.

   Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

   Significant components of the Company's deferred taxes as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                          December 31,
                                                                    ------------------------
                                                                       2000          1999
                                                                    ----------    ----------
Deferred tax assets (liabilities):
  Depreciable assets..............................................  $     (183)   $     (127)
  Tax carryforwards...............................................      50,649        23,067
  Accrued liabilities.............................................      17,470         1,141
                                                                    ----------    ----------
Net deferred tax assets...........................................      67,936        24,081
Valuation allowance for net deferred tax asset....................     (67,936)      (24,081)
                                                                    ----------    ----------
Net deferred taxes................................................  $       --    $       --
                                                                    ==========    ==========

   The Company has established valuation allowances equal to the net deferred tax assets due to uncertainties regarding the realization of deferred tax assets based on the Company's lack of earnings history. The valuation allowance increased by approximately $43.9 million and $20.8 million during the years ended December 31, 2000 and 1999, respectively.

   The Company's provision for income taxes differs from the expected tax benefit amount computed by applying the statutory federal income tax rate of 34% to income before income taxes as a result of permanent differences and the increase in the valuation allowance.

                               drkoop.com, Inc.

   The following is a reconciliation of the amount of the income tax benefit that would result from applying the statutory income tax rate to pretax loss and the reported amount of income tax benefit (in thousands):

                                                                  Year Ended December 31,
                                                             -------------------------------
                                                               2000        1999       1998
                                                             --------    --------   --------
Tax benefit at statutory rate of 34%......................   $(41,213)   $(19,086)  $ (3,088)
Permanent differences.....................................         25          32         10
State tax benefit.........................................     (2,667)     (1,738)        --
Net increase in valuation allowance.......................     43,855      20,792      3,078
                                                             --------    --------   --------
                                                             $     --    $     --   $     --
                                                             ========    ========   ========

12. Stock Option Plans

   The Company has established the 1997 Stock Option Plan under which 11,250,000 shares of common stock are reserved for issuance. During 1999, the Company established the 1999 Equity Participation Plan and the 1999 Bonus Plan under which an additional 5,250,000 shares of common stock are reserved for issuance. During 2000, the Company established the 2000 Non-qualified Stock Option Plan and the 2000 Equity Participation Plan, which reserve an additional 30,000,000 and 10,000,000 shares of common stock for issuance, respectively. Under these plans, incentive options can be issued to employees, officers and directors of the Company at an exercise price not less than 100% of the fair market value of the Company's common stock at the date of grant as determined by the board of directors or by a committee of the board appointed to administer the plans. Incentive stock options to a stockholder that owns greater than 10% of the Company's outstanding stock may be granted at a price per share not less than 110% of the fair market value of the Company's common stock at the date of grant. Non-statutory stock options can be issued to employees, officers, directors or consultants of the Company at exercise prices determined by the board of directors or by a committee of the board appointed to administer the plans, but not less than 85% of the fair market value of the Company's common stock at the date of grant with respect to the 1997 Stock Option Plan and the 1999 Equity Participation Plan. The plans provide that options are exercisable no later than ten years from the date of grant.

   Option activity under the plans for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                                                     Weighted
                                                                                                                     Average
                                                                                 Options           Options           Exercise
                                                                               Authorized        Outstanding          Price
                                                                              -------------     -------------     -------------
Balance, December 31, 1997.................................................       3,750,000         2,851,500     $        0.02
Options authorized.........................................................       7,500,000                --                --
Options granted............................................................              --         6,822,012              0.13
Options canceled...........................................................              --           (69,180)             0.10
Options exercised..........................................................              --                --                --
                                                                              -------------     -------------     -------------
Balance, December 31, 1998.................................................      11,250,000         9,604,332              0.10
Options authorized.........................................................       3,750,000                --                --
Options granted............................................................              --         3,642,561              7.51
Options canceled...........................................................              --          (362,637)             6.00
Options exercised..........................................................              --        (1,665,179)             0.21
                                                                              -------------     -------------     -------------
Balance, December 31, 1999.................................................      15,000,000        11,219,077              2.30
Options authorized.........................................................      41,500,000                --                --
Options granted............................................................              --        29,556,815              1.33
Options canceled...........................................................              --        (9,101,920)             4.47
Options exercised..........................................................              --        (1,401,773)              .24
                                                                              -------------     -------------     -------------
Balance, December 31, 2000.................................................      56,500,000        30,272,199     $        0.79
                                                                              =============     =============     =============

  At December 31, 2000, 1999 and 1998, 10,018,723, 7,185,844, and 5,421,232
options were vested, respectively.

                               drkoop.com, Inc.

   During 2000, 1999, and 1998, the Company issued stock options under the Plans, with the following weighted average fair values:

                                                       Options Outstanding                   Options Exercisable
                                      ----------------------------------------------------------------------------
                                          Number            Weighted        Weighted        Number        Weighted
                                      Outstanding at         Average        Average     Exercisable at    Average
                                        December 31,        Remaining       Exercise     December 31,     Exercise
      Exercise Prices                      2000         Contractual Life      Price          2000           Price
      ---------------                 --------------    ----------------    --------    --------------    --------
      $  0.01 -  0.09                      1,890,973                3.5     $ 0.02         1,877,421      $ 0.02
      $  0.10 -  0.19                      4,300,199                6.0     $ 0.13         3,206,396      $ 0.13
      $  0.20 -  0.49                     14,379,324                9.7     $ 0.36         3,592,749      $ 0.36
      $  0.50 -  1.99                      8,476,799                9.7     $ 1.00         3,235,514      $ 0.77
      $  2.00 -  4.99                        673,296                7.7     $ 3.08           354,844      $ 3.16
      $  5.00 - 17.99                        551,608                6.3     $14.07           351,799      $13.83
                                      --------------    ---------------     ------      ------------      ------
                                          30,272,199                8.7     $ 0.79        12,618,723      $ 0.81
                                      ==============    ===============     ======      ============      ======

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plan and employee stock purchase plan, which are described below. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under the Plan consistent with the method provided by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been increased to the following pro forma amounts for the periods ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                  2000        1999      1998
                                                               ---------   ---------  --------
Net loss attributable to common stock - as reported..........  $(145,964)  $(82,537)  $(23,408)
Net loss attributable to common stock - pro forma............  $(155,953)  $(84,728)  $(23,467)
Basic and diluted net loss per share - as reported...........  $   (4.16)  $  (3.97)  $  (2.86)
Basic and diluted net loss per share - pro forma.............  $   (4.45)  $  (4.07)  $  (2.87)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the periods ended December 31, 2000, 1999 and 1998:

                                                                                           Employee Stock
                                                                Employee Stock Options     Purchase Plan
                                                                ----------------------     -------------
                                                                2000     1999     1998     2000     1999
                                                                ----     ----     ----     ----     ----
      Dividend yield......................................        --       --       --       --       --
      Expected volatility.................................       138%     100%     0.0%     138%     100%
      Risk-free rate of return............................       6.0%     5.2%     5.9%     6.0%     5.0%
      Weighted average expected life (in years)...........       3.6      3.6      3.6      0.5      0.7

   During 2000, the Company issued options under the 1997 Stock Option Plan, the 1999 Equity Participation Plan, the 1999 Bonus Option Plan, the 2000 Equity Participation Plan and the 2000 Non-qualified Stock Option Plan with the following weighted average fair values:

                                                                                            Options     Weighted Average
                                                                                            Granted        Fair Value
                                                                                            -------        ----------
   At fair value..................................................................          7,501,566         $1.74
   Below fair value...............................................................         16,603,099         $1.51
   Above fair value...............................................................          5,452,150         $0.50

                               drkoop.com, Inc.

13. Concentrations of Credit Risk and Major Customers

   The Company maintains its cash and cash equivalent balances in high credit quality financial institutions and has not experienced any material losses to date.

   At December 31, 2000, 1999 and 1998, the financial instruments, which subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents and trade and other receivables.

   For the years ending December 31, 2000, 1999 and 1998, individual customers constituting 10% or more of revenues were as follows:

                                         Year Ended
                                        December 31,
                              -----------------------------
                              2000         1999        1998
                              ----         ----        ----
      Customer A.............   15%          13%          0%
      Customer B.............   13%           7%          0%
      Customer C.............   13%           0%          0%
      Customer D.............    2%          12%          0%
      Customer E.............    0%           1%         63%
      Customer F.............    0%           0%         23%
      Customer G.............    0%           0%         12%

   Trade receivables to major customers were as follows:

                                             December 31,
                                           ----------------
                                           2000        1999
                                           ----        ----
      Customer B.............                 0%         29%
      Customer H.............                 0%         17%
      Customer I.............                 0%         10%

14. Related Party Transactions

   In March 2001, the Company entered into a sublease agreement with Prime Ventures, LLC. This agreement covers approximately 5,000 square feet of office space for the Company's principal executive offices. The sublease agreement is effective as of November 1, 2000 and provides for rent of $18,338 per month. Pursuant to this sublease agreement, Prime Ventures, LLC will continue to use a portion of the lease space for rent of $4,000 per month. The Company also paid Prime Ventures, LLC $250,000 in fiscal 2000 as a reimbursement of expenses paid by Prime Ventures, LLC on behalf of the Company.

   Commonwealth acted as the placement agent in the Company's Private Placement of preferred stock in August 2000. In connection with the private placement, the Company agreed to (i) pay Commonwealth a cash fee equal to 7% of the gross proceeds resulting from the sale of the preferred stock ($1,925,000 in total);
(ii) issue to Commonwealth warrants to purchase 6,142,857 shares of common stock at an exercise price of $0.35 per share, subject to adjustment; (iii) reimburse Commonwealth for expenses incurred by it in connection with the private placement in an amount equal to $350,000; and (iv) pay Commonwealth an advisory fee of $600,000. Under the above arrangements, the Company paid an aggregate of $2,875,000 from the proceeds of the private placement to Commonwealth and its affiliates.

   The Company had a purchase commitment with a related-party contractor whereby the Company was obligated to purchase a minimum of $3.0 million in management consulting, information technology or outsourcing services or pay the difference in cash. For the years ended December 31, 2000 and 1999, the Company had expensed approximately $2.5 million and $479,000, respectively, for such services.

                               drkoop.com, Inc.

   In January 1999 the Company entered into a name and likeness agreement with a stockholder whereby the Company was required to pay the stockholder 2% of revenues derived from sales of current products and up to 4% of revenues derived from sales of new products during the five-year term of the agreement. During 1999, the Company accrued royalty fees of $41,000 to this stockholder. Effective June 22, 2000, the Company amended and restated its agreement with the stockholder. This amendment made the following principal changes to the agreement:

   .  The term was extended for an additional seven years;

   . The obligation to make any payments to the stockholder based on the revenues of the Company was completely eliminated; and

   . As the sole compensation for the services to be provided over its full term, the stockholder was granted options to acquire 214,400 shares of the Company's common stock at an exercise price of $17.88 per share (the public trading price at the time of grant) and an option to purchase 1,000 shares of common stock at an exercise price of $1.50 per share. The options vest at the rate of approximately 8,900 shares per month.

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

   The Company also entered into a consulting agreement with this stockholder whereby the Company paid the stockholder $20,000 per month in fiscal 2000 and $11,250 per month in fiscal 1999. Total payments to this stockholder were $240,000 and $150,000 for the years ended December 31, 2000 and 1999, respectively.

   The Company paid a former board member $94,000 and $137,500 during 2000 and 1999, respectively, for corporate governance consulting services.


15. Impairment of Long-lived Assets

   In the fourth quarter of 2000, the Company determined that certain projects would no longer be funded and that additional resources would not be required to support those projects. Under the provisions of Statement of Financial Accounting Standards No. 121, which establishes accounting standards for the impairment of long-lived assets, the Company determined that an adjustment to the carrying value of certain property and equipment to net realizable value was required. Accordingly, the Company recorded a charge of $3.8 million for the year ended December 31, 2000. The write-down in asset value is as follows (in thousands):

                                                                            Revised
                                                 Accumulated                Carrying
                                    Cost basis   Depreciation  Write-down    Value
                                    ----------   ------------  ----------   --------
     Computer equipment...........    $ 1,759       $  (810)     $  (750)    $    199
     Software.....................      5,548        (2,774)      (2,774)          --
     Furniture and fixtures.......        501          (134)        (266)         101
                                      -------       -------      -------     --------
         Total....................    $ 7,808       $(3,718)     $(3,790)    $    300
                                      =======       =======      =======     ========

                               drkoop.com, Inc.

16. Supplemental Cash Flows Information

                                                                                                      Year Ended
                                                                                                     December 31,
                                                                                                    (in thousands)
                                                                                            ---------------------------------
                                                                                              2000        1999         1998
                                                                                              ----        ----         ----
Supplemental Disclosure of Cash and Non-cash Investing and Financing Activities:
Cash paid for interest..................................................................    $   194      $    25      $    --
                                                                                            =======      =======      =======
Conversion of related party payable to common stock.....................................    $    --      $    --      $   216
                                                                                            =======      =======      =======
Beneficial conversion charge............................................................    $24,750      $    --      $    --
                                                                                            =======      =======      =======
Deferred stock compensation related to options granted..................................    $10,634      $ 3,508      $   272
                                                                                            =======      =======      =======
Accretion of redeemable securities to fair value........................................    $    --      $17,255      $14,324
                                                                                            =======      =======      =======
Issuance of preferred stock for investment in affiliate.................................    $    --      $ 5,000      $    --
                                                                                            =======      =======      =======
Issuance of preferred stock for intangible asset........................................    $    --      $ 4,000      $    --
                                                                                            =======      =======      =======
Issuance of common stock for purchase of drDrew.com assets..............................    $ 1,383      $    --      $    --
                                                                                            =======      =======      =======
Issuance of common stock under portal agreements........................................    $ 9,625      $    --      $    --
                                                                                            =======      =======      =======
Obligation to issue common stock pursuant to option cancellation agreement..............    $    --      $ 9,147      $    --
                                                                                            =======      =======      =======
Issuance of warrants....................................................................    $12,834      $18,269      $    --
                                                                                            =======      =======      =======
Issuance of common stock for repayment of debt..........................................    $ 2,183      $    --      $    --
                                                                                            =======      =======      =======
Forfeiture of employee options upon termination.........................................    $   404      $    --      $    --
                                                                                            =======      =======      =======
Acquisition of assets under capital lease...............................................    $ 1,918      $ 1,078      $    --
                                                                                            =======      =======      =======

17. Subsequent Events

   In January 2001, the Company announced that it will consolidate its headquarters at its existing Santa Monica, California, offices and the Austin, Texas offices will be closed. The Company also announced certain sales and business development personnel will be located in the Philadelphia area. The move will result in a reduction of approximately 45 positions in the Austin area. As a result, the Company will record a one-time consolidation and relocation charge in the first quarter of 2001 of approximately $4.1 million. The charge will primarily be related to the write-down of property and equipment to net realizable value of $2.2 million, the cancellation of certain operating and capital leases of $1.4 million and to record severance and relocation costs of $500,000. The facility lease for the Austin office was subsequently cancelled in March 2001 with no further lease obligations.

   Also in January 2001, the Company announced that it no longer intends to call a special meeting of its stockholders to vote on a reverse split of its stock. The Company had previously taken initial steps to solicit stockholder approval of a reverse stock split in response to a notification from the Nasdaq National Market regarding possible delisting. The notice advised the Company that its stock price is not in compliance with the $1.00 minimum bid requirement and that the company's common stock would be delisted if it were unable to demonstrate compliance for ten consecutive trading days prior to February 22, 2001.

   The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq staff's ruling that the Company's securities are subject to delisting from The Nasdaq National Market due to its failure to comply with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5). An oral hearing is scheduled for March 30, 2001, and the delisting of the Company's securities has been stayed pending the outcome of the hearing. There can be no assurance that the Nasdaq Listing Qualifications Panel will grant the Company's request for continued listing.

                               drkoop.com, Inc.

18. Selected Quarterly Results (unaudited)

   The following table sets forth certain unaudited quarterly results of operations for the period from the three month periods ended March 1999 through December 31, 2000. We believe that this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this Report on Form 10-K and believe that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited consolidated financial statements and notes thereto. The quarterly financial information presented herein should not be relied upon as an indication of future quarterly performance.

                                                                       Three Months Ended
                                                  ---------------------------------------------------------------
                                                      March 31,       June 30,      September 30,   December 31,
                                                        1999            1999            1999           1999
                                                        ----            ----            ----           ----
                                                                       (Dollars in thousands)
Revenues..........................................    $    404        $  1,019        $  2,910       $  5,098
                                                      --------        --------        --------       --------
Operating expenses:
Production, content and product development.......       1,129           2,237           2,742          3,974
Sales and marketing...............................       2,139           8,131          18,717         17,131
General and administrative........................       1,400           2,084           2,601          4,724
                                                      --------        --------        --------        -------
Total operating expenses..........................       4,668          12,452          24,060         25,729
                                                      --------        --------        --------        -------
Loss from operations..............................      (4,264)        (11,433)        (21,150)       (20,631)
Interest income (expense).........................         (31)             67             550            757
                                                      --------        --------        --------        -------
Net loss..........................................    $ (4,295)       $(11,366)       $(20,600)      $(19,874)
                                                      ========        ========        ========       ========
Basic and diluted loss per share..................    $  (2.84)       $  (1.28)       $  (0.68)      $  (0.65)
                                                      ========        ========        ========       ========

                                                                       Three Months Ended
                                                  ---------------------------------------------------------------
                                                      March 31,       June 30,      September 30,   December 31,
                                                        2000            2000            2000           2000
                                                        ----            ----            ----           ----
                                                                       (Dollars in thousands)
Revenues..........................................    $  4,743        $  2,523        $  2,046       $  1,336
                                                      --------        --------        --------       --------
Operating expenses:
Production, content and product development.......       6,152           5,610           4,179          2,479
Sales and marketing...............................      19,444          24,981          11,460         16,508
General and administrative........................       4,209           5,067           9,544          4,219
Impairment of assets..............................          --              --              --          3,790
Write off of investment and intangible assets.....          --           7,444              --             --
                                                      --------        --------        --------       --------
Total operating expenses..........................      29,805          43,102          25,183         26,996
                                                      --------        --------        --------       --------
Loss from operations..............................     (25,062)        (40,579)        (23,137)       (25,660)
Interest income (expense).........................         305              18          (7,255)           156
                                                      --------        --------        --------       --------
Net loss..........................................    $(24,757)       $(40,561)       $(30,392)      $(25,504)
                                                      ========        ========        ========       ========
Net loss per common share:
Basic and diluted loss before cumulative effect
of accounting change..............................    $  (0.80)       $  (1.18)       $  (1.60)      $  (0.66)
Cumulative effect of accounting change............          --              --              --           0.07
                                                      --------        --------        --------       --------
Basic and diluted loss after cumulative effect
of accounting change..............................    $  (0.80)       $  (1.18)       $  (1.60)      $  (0.59)
                                                      ========        ========        ========       ========

                                  SCHEDULE II

                               drkoop.com, Inc.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                                   Deductions/
                                                                       Balance at     Charged      Write-offs     Balance at
                                                                       Beginning      to Costs     Charged to       End of
                             Year Ended                                of Period    and Expenses    Allowance       Period
                             ----------                                ---------    ------------   -----------     -------
                                                                                          (in thousands)
Allowance for Doubtful Accounts:
  December 31, 2000............................................        $      79       $ 1,370     $      (301)    $ 1,148
                                                                       =========       =======     ===========     =======
  December 31, 1999............................................        $      --       $   100     $       (21)    $    79
                                                                       =========       =======     ===========     =======
  December 31, 1998............................................        $      --       $    --     $        --     $    --
                                                                       =========       =======     ===========     =======
Valuation Allowance for Deferred Tax Asset:
  December 31, 2000............................................        $  24,081       $43,855     $        --     $67,936
                                                                       =========       =======     ===========     =======
  December 31, 1999............................................        $   3,289       $20,792     $        --     $24,081
                                                                       =========       =======     ===========     =======
  December 31, 1998............................................        $     211       $ 3,078     $        --     $ 3,289
                                                                       =========       =======     ===========     =======