Form 10-Q
period 2001-03-31
DRKOOP COM INC
filed 2001-05-15
CIK 1073794

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

                   For the quarterly period ended March 31, 2001

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

                          225 Arizona Avenue, Suite 250
                       Santa Monica, California 90401-1245
                    (Address of principal executive offices)

                                ----------------

       (310) 395-5700 (Registrant's telephone number, including area code)

                                ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

         (1)      Yes   [X]                   No   [ ]

         (2)      Yes   [X]                   No   [ ]

        As of May 7, 2001 there were 41,948,281 shares of the Registrant's common stock outstanding, which does not include shares of common stock issuable upon exercise or conversion of outstanding preferred stock, warrants and options.

================================================================================
                                drkoop.com, Inc.
                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001
                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000.....................      3

Condensed Statements of Operations for the three-month periods ended  March 31, 2001 and 2000
     (Unaudited).................................................................................      4

Condensed Statement of Changes in Stockholders' Equity for the three-month period ended
     March 31, 2001 (Unaudited)..................................................................      5

Condensed Statements of Cash Flows for the three months ended March 31, 2001 and 2000
     (Unaudited).................................................................................      6

Notes to Condensed Financial Statements (Unaudited)..............................................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................     30

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................     30
Item 2.   Changes in Securities and Use of Proceeds..............................................     31
Item 3.   Defaults Upon Senior Securities........................................................     31
Item 4.   Submission of Matters to a Vote of Security Holders....................................     31
Item 5.   Other Information......................................................................     31
Item 6.   Exhibits and Reports on Form 8-K.......................................................     31
SIGNATURES.......................................................................................     32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                drkoop.com, Inc.

                                 BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               MARCH 31,            DECEMBER 31,
                                            ASSETS                                               2001                  2000
                                                                                               ---------            -----------
Current assets:
     Cash and short term investments (Note 3) .....................................            $   7,093             $  11,464
     Trade accounts receivable, net ...............................................                  839                   447
     Prepaid and other assets .....................................................                2,651                 2,648
                                                                                               ---------             ---------
          Total current assets ....................................................               10,583                14,559
                                                                                               ---------             ---------
Property and equipment, net .......................................................                2,191                 6,297
Other assets ......................................................................                  236                   355
                                                                                               ---------             ---------
          Total assets ............................................................            $  13,010             $  21,211
                                                                                               =========             =========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable .......................................................            $   2,676             $   2,488
     Accrued liabilities ..........................................................                2,242                 3,315
     Leases payable ...............................................................                  704                 1,000
     Deferred credit ..............................................................                2,000                 2,000
     Deferred revenue .............................................................                1,015                   895
                                                                                               ---------             ---------
          Total current liabilities ...............................................                8,637                 9,698
                                                                                               ---------             ---------
Leases payable, less current portion ..............................................                  822                   933
Deferred credit ...................................................................                2,500                 3,000
                                                                                               ---------             ---------
          Total liabilities .......................................................               11,959                13,631
                                                                                               ---------             ---------
Commitments and contingencies
Stockholders' equity:
     Series D Convertible preferred stock, par value $.001; 15,000,000 shares authorized; liquidation value $41,250; 2,750,000 shares issued and
     outstanding at March 31, 2001 and December 31, 2000 ..........................                    3                     3
     Common stock, par value $.001; 500,000,000 shares authorized at
     March 31, 2001 and December 31, 2000; 39,986,032 and 39,733,410
     shares issued and outstanding at March 31, 2001 and December 31, 2000 ........                   40                    40
Additional paid-in capital ........................................................              211,467               211,265
Deferred stock compensation .......................................................               (6,243)               (6,801)
Accumulated deficit ...............................................................             (204,216)             (196,927)
                                                                                               ---------             ---------
          Total stockholders' equity ..............................................                1,051                 7,580
                                                                                               ---------             ---------
          Total liabilities and stockholders' equity ..............................            $  13,010             $  21,211
                                                                                               =========             =========


    The accompanying notes are an integral part of the financial statements.

                                drkoop.com, Inc.

                            STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                          2001                 2000
                                                                        --------             --------
Revenues:
     Content subscription and software license .............            $    492             $    829
     Advertising and sponsorship ...........................                 378                3,914
                                                                        --------             --------
Total revenues .............................................                 870                4,743

Operating expenses:
     Production, content and product development ...........               1,920                6,152
     Sales and marketing ...................................                 567               19,944
     General and administrative ............................               2,721                4,209
     Special charges (Note 10) .............................               3,585                   --
                                                                        --------             --------
          Total operating expenses .........................               8,793               30,305
                                                                        --------             --------
Loss from operations .......................................              (7,923)             (25,562)
Other Income:
     Other income ..........................................                 500                  500
     Interest income, net ..................................                 134                  305
                                                                        --------             --------
          Net loss .........................................            $ (7,289)            $(24,757)
                                                                        ========             ========

Net loss per common share:
     Basic and diluted loss ................................            $  (0.18)            $  (0.80)
                                                                        ========             ========


Basic and diluted weighted average shares outstanding ......              39,986               30,799
                                                                        ========             ========


    The accompanying notes are an integral part of the financial statements.

                                drkoop.com, Inc.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (DOLLARS AND SHARES IN THOUSANDS)

                                                             PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                                            ------------------      -------------------      PAID-IN
                                                            SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL
                                                            ------      ------      ------       ------     ----------
Balance at December 31, 2000 ........................        2,750        $3        39,733        $40        $211,265
Issuance of stock under employee plans ..............           --         -           253         --              41
Issuance of stock options pursuant to business
acquisition .........................................           --         -            --         --              44
Deferred stock compensation .........................           --         -            --         --             117
Amortization of deferred stock compensation .........           --         -            --         --              --
Net loss ............................................           --         -            --         --              --
                                                             -----        --        ------        ---        --------
Balance at March  31, 2001 ..........................        2,750        $3        39,986        $40        $211,467
                                                             =====        ==        ======        ===        ========

                                                             DEFERRED
                                                               STOCK          ACCUMULATED
                                                            COMPENSATION        DEFICIT           TOTAL
                                                            ------------      -----------        -------
Balance at December 31, 2000 ........................          $(6,801)        $(196,927)        $ 7,580
Issuance of stock under employee plans ..............               --                --              41
Issuance of stock options pursuant to business
acquisition .........................................               --                --              44
Deferred stock compensation .........................             (117)               --              --
Amortization of deferred stock compensation .........              675                --             675
Net loss ............................................               --            (7,289)         (7,289)
                                                               -------         ---------         -------
Balance at March  31, 2001 ..........................          $(6,243)        $(204,216)        $ 1,051
                                                               =======         =========         =======


    The accompanying notes are an integral part of the financial statements.

                                drkoop.com, Inc.

                            STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       -----------------------------
                                                                                         2001                 2000
                                                                                       --------             --------
OPERATING ACTIVITIES:
     Net loss .............................................................            $ (7,289)            $(24,757)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ...................................                 225                3,767
          Amortization of deferred credit .................................                (500)                (500)
          Amortization of stock-based charges .............................                 675                  652
          Provision for doubtful accounts .................................                  --                  125
          Special charges .................................................               2,947                   --
          Stock issued for services .......................................                  --                  346
Changes in operating assets and liabilities:
     Accounts receivable, net .............................................                (241)               1,684
     Other receivable .....................................................                  --                4,000
     Prepaids and other assets ............................................                 966                2,847
     Accounts payable .....................................................                 188                1,950
     Accrued and other liabilities ........................................              (1,113)              (1,639)
     Related party payables ...............................................                  --                    8
     Deferred revenue .....................................................                 121                  418
                                                                                       --------             --------
               Cash used in operating activities ..........................              (4,021)             (11,099)
                                                                                       --------             --------
INVESTING ACTIVITIES:
     Purchase of short term investments ...................................              (5,106)                  --
     Acquisition of StayfitUSA.com assets .................................                (213)                  --
     Proceeds from sale of property and equipment .........................                 416                   --
     Purchase of property and equipment ...................................                (187)              (1,337)
                                                                                       --------             --------
               Cash used in investing activities ..........................              (5,090)              (1,337)
                                                                                       --------             --------
FINANCING ACTIVITIES:
     Repayments of capital leases .........................................                (407)                  --
     Proceeds from exercise of stock options ..............................                  41                  185
     Proceeds from issuance of common stock, net ..........................                  --                  405
                                                                                       --------             --------
               Cash (used in) provided by financing activities ............                (366)                 590
                                                                                       --------             --------
     Decrease in cash and cash equivalents ................................              (9,477)             (11,846)

     Cash and cash equivalents at beginning of period .....................              11,464               35,706
                                                                                       --------             --------
     Cash and cash equivalents at end of period ...........................            $  1,987             $ 23,860
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


2. Basis of presentation

        The condensed financial statements included herein are unaudited and reflect all adjustments, which, in the opinion of management, are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3. Cash and Short Term Investments

        Cash and short term investments include the following (in thousands):

                                                                         March 31,       December 31,
                                                                           2001              2000
                                                                         ---------       ------------
     Cash and cash equivalents..................................          $1,987            $11,464
     Short term investments.....................................           5,106                 --
                                                                          ------            -------
         Total..................................................          $7,093            $11,464
                                                                          ======            =======

        Cash and short-term investments include cash on hand, time deposits and commercial paper. Short-term investments that have an original maturity of three months or less and are considered cash equivalents. The short-term securities are carried at fair market value.

        Cash and cash equivalents include $98,000 of restricted cash pledged as collateral for a capital lease. The lease was fully repaid in March 2001 and the collateral is expected to be released in June 2001.

4. Accounts Receivable

        Accounts receivable are net of allowance for doubtful accounts of $1.0 million and $1.1 million at March 31, 2001 and 2000, respectively.

5. Prepaid and Other Assets

        Prepaid and other assets are comprised of the following (in thousands):

                                              March 31,        December 31,
                                                2001              2000
                                              --------         ------------
     Prepaid warrant expense ......            $1,141            $1,647
     Prepaid content expense ......                --                69
     Assets held for sale .........             1,050               300
     Tax refund receivable ........                32                --
     Other ........................               428               632
                                               ------            ------
         Total ....................            $2,651            $2,648
                                               ======            ======

6. Property and Equipment, Net

        Property and equipment are comprised of the following (in thousands):

                                                  March 31,       December 31,
                                                    2001             2000
                                                  ---------       ------------
     Computer equipment ................            $948            $4,041

     Software .........................................              1,632               2,696
     Furniture and fixtures ...........................                 60                 922
     Leasehold improvements ...........................                230               1,932
                                                                   -------             -------
         Total property and equipment, at cost ........              2,870               9,591
     Accumulated Depreciation .........................               (679)             (3,294)
                                                                   -------             -------
         Property and equipment, at net book value ....            $ 2,191             $ 6,297
                                                                   =======             =======

        Depreciation expense of $225,000 and $3.7 million, for the quarters ended March 31, 2001 and 2000, respectively, is included in the statements of operations.

7. Deferred Credit

        On July 1, 1999, the Company entered into a software licensing and distribution agreement, which requires the delivery of software and other services over the four-year term of the agreement. Total fees paid to the Company were $8.0 million, of which $4.0 million was paid in fiscal 1999 and $4.0 million was paid in fiscal 2000. The Company recorded these fees as a deferred credit and is amortizing the deferred credit as other income over the term of the contract. The Company amortized $.5 million for the quarters ended March 31, 2001 and 2000, respectively.

8. Commitments and Contingencies

Legal Matters

        The Company and certain of its prior officers and prior and current directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the securities of drkoop.com, Inc., alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class, and approved lead plaintiffs' selection of lead plaintiffs' counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. The Company's time to respond to the Consolidated Amended Complaint has not yet expired. The Company believes that the claims alleged in the Consolidated Action are without merit and intends to defend the Consolidated Action vigorously.

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

        The Company is a nominal defendant, and certain of its prior officers and directors are defendants, in a derivative action lawsuit (the "Derivative Action") in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was filed on January 9, 2001, asserts various claims that the Company allegedly has against the defendants for alleged breaches of fiduciary duty and other purported wrongdoing. The time to respond to the complaint has not yet expired. In accordance with its obligations under applicable law, the Company's board of directors will evaluate the alleged claims identified in the Derivative Action.

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

        The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, was brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that the plaintiffs were misinformed as to the length of the holding period upon conversion of the notes into common stock of the Company. The Company believes that the claims alleged in the lawsuit are without merit and intends to defend the lawsuit vigorously.

        The Company is also a defendent in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. Drdrew.com, Inc. et al. The lawsuit, which was filed on March 2, 2001 by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment.

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

9. Related Party Transactions

        In March 2001, the Company entered into a sublease agreement with Prime Ventures, LLC. This agreement covers approximately 5,000 square feet of office space for the Company's principal executive offices. The sublease agreement is effective as of November 1, 2000 and provides for rent of $18,338 per month. Pursuant to this sublease agreement, Prime Ventures, LLC will continue to use a portion of the lease space for rent of $4,000 per month. The Company also paid Prime Ventures, LLC $222,000 in the first quarter of 2001 as a reimbursement of expenses paid by Prime Ventures, LLC on behalf of the Company.

        The Company entered into a consulting agreement with a stockholder whereby the Company paid the stockholder $20,000 per month in fiscal 2000. Total payments to this stockholder were $60,000 and $60,000 for the quarters ended March 31, 2001 and 2000, respectively.

10. Special Charges

        Special charges are comprised of the following:

                                                          March 31,        March 31,
                                                            2001             2000
                                                          ---------      ------------
     Impairment of long lived assets ...............       $2,947            $ --
     Closing of Austin, Texas office operations ....          638              --
                                                           ------            ----
         Total special charges .....................       $3,585            $ --
                                                           ======            ====

        The Company recorded a pre-tax charge of approximately $2.9 million during the quarter ended March 31, 2001 for the write down of certain long-lived assets, including computers, hardware, software, equipment and leasehold improvements. After assessment of various factors relevant to these assets, including use of these assets in the Company's future operations, management determined it was appropriate to write down the value of these assets and, accordingly such assets were written down to estimated fair value in accordance with SFAS 121.

11. Acquisition of StayfitUSA.com, LLC Assets

        On March 5, 2001, the Corporation purchased the assets of StayfitUSA.com, LLC (StayfitUSA). StayfitUSA provides large employers with supplemental wellness benefits for their employees, such as discounted fitness center memberships, smoking cessation programs and other programs that keep employees healthy. The Corporation acquired the net assets of StayfitUSA for approximately $255,000 in cash and securities, of which $213,000 was cash paid at closing. The excess of purchase price over the fair value of the net assets is approximately $100,000 and is being amortized over a period of three years.

12. Supplemental Cash Flows Information

                                                                             Quarter Ended March 31,
                                                                             -----------------------
                                                                             2001              2000
                                                                             -----            ------
Supplemental Disclosure of Cash and Non-cash Investing and
Financing Activities:
     Cash paid for interest .....................................            $  32            $   58
                                                                             =====            ======

13. Subsequent Events

        On April 16, 2001, the Company entered into an agreement to purchase the assets of IVonyx Group Services, Inc. and IVonyx, Inc. (collectively "IVonyx"). The consideration to be paid for IVonyx consists of $3 million in cash and $4.1 million of the Company's common stock, subject to adjustment under certain circumstances. Also, a payment of $1 million will be due if IVonyx's net income for the first twelve month period following the closing exceeds $3 million. IVonyx is a leader in the home health infusion market. The Company anticipates financing the operations with use of a credit line. The acquisition is expected to be complete in the third quarter of 2001 and will be accounted for as a purchase. The acquisition is subject to the satisfaction of numerous closing conditions.

On April 30, 2001 Company's common stock was delisted from the Nasdaq National Market due to its failure to comply with Nasdaq's $1.00 minimum bid price requirement.

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

        Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Form 10K, filed April 2, 2001.

OVERVIEW

        Our company operates drkoop.com, an Internet-based consumer healthcare network, and certain other websites. Our network consists of a consumer-focused interactive website that provides users with comprehensive health information and services, as well as affiliate relationships with other websites, healthcare organizations and traditional media outlets. Our website, www.drkoop.com, is a healthcare portal which integrates dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services on-line.

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

        Content subscription and software licensing fees are facilitated through our Community Partnership Program ("CPP") and from the sale of calculators. Subscriptions to our Community Partnership Program generally vary from one to two years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our website for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized ratably over the term of the CPP contract, generally ranging from one to two years. Software licenses are also sold as a stand-alone product and are recognized as revenue upon shipment of the software.

        Contract research organizations offer comprehensive clinical trial services, which are the basis for obtaining regulatory approval for drugs and medical devices. The identification and enrollment of qualified individuals into these studies is usually a time consuming and expensive process. We created a Clinical Research Center, a portion of our website designed to educate consumers about clinical trials, including how to find and enroll in an appropriate trial if the individual and their physician believe that it is a viable therapy option. We expect to receive transaction fee revenues for assisting contract research organizations in the identification and enrollment of qualified individuals into studies.

        Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2001 we had an accumulated deficit of $204.2 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, distribution, brand promotion, content development, sales and marketing, and operating infrastructure. To date, our business model has assumed that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. However, to date, this business model has not been successful. Our expanded business model assumes that we will be able to generate additional revenues from drkoop.com branded health and wellness offerings (through on-line and off-line programs), which we have recently initiated or intend to initiate in the future. This business model is not yet proven, we have limited financial resources to implement it and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or conform to expectations of the public markets.

        During fiscal 2000 we restructured our operations and significantly reduced staffing levels to better align our operations to the changing business environment and our revised business model. Staffing levels decreased by 61%, from 218 employees to 86 employees, in fiscal 2000. Further reductions in the first quarter of fiscal 2001 reduced staffing levels by an additional 37 employees.

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

RESULTS OF OPERATIONS

        Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000.

        Revenues. Revenues decreased to $870,000 for the three months ended March 31, 2001, as compared to $4.7 million for the comparable period of 2000. The decrease was primarily attributable to a decrease in recurring revenues from sponsorship agreements. Revenue also decreased in content subscription and software licensing primarily attributable to a decrease in the number of partners of the Community Partner Program.

        Content subscription and software license revenues. Revenue from content subscription and software licenses for the quarter ended March 31, 2001 totaled $492,000 or 57% of total revenues, as compared to $833,000 or 18% of total revenues for the quarter ended March 31, 2000. All content subscription and software license revenue is considered recurring revenue. This decrease in content subscription and software license revenue is primarily attributable to a decrease in the number of partners of the Community Partner Program.

        Advertising and sponsorship revenues. Advertising and sponsorship revenues totaled $378,000, or 43% of total revenues for the quarter ended March 31, 2001 as compared to $3.9 million, or 83% of total revenues, for the same period in 2000. Of the decrease of $3.5 million, $2.9 million or 83% of the total revenue decrease was attributable to a decrease in recurring revenues from sponsorship agreements for the quarter ended March 31, 2001. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the general business conditions of e-commerce companies combined with a decrease in traffic to our website resulting in a lower number of impressions delivered.

        Production, content and product development expenses. Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense decreased by $4.2 million, or 69%, to $1.9 million for the quarter ended March 31, 2001 from $6.2 million for the quarter ended March 31, 2000. The decrease in production, content and product development costs was primarily due to the reduction of personnel and the elimination of development projects. We have outsourced our server maintenance. The reduction in personnel and development resulted in a decrease in salaries, contract labor and professional development fees by approximately $3.0 million. Reductions in content costs, benefits and travel costs also contributed to the reduction in expenses. We expect that production, content and development expenses will decrease in the future as we realign our cost structure with our revised business model. Production, content and product development expenses include stock-based charges of $352,000 and $548,000 for the quarters ended March 31, 2001 and 2000, respectively.

        Sales and marketing expenses. Sales and marketing expense consist primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $19.4 million, or 97%, to 567,000 from $19.9 million for the quarters ended March 31, 2001 and 2000, respectively. The primary reasons for the decreases were elimination of costs associated with the distribution agreements with major portals totaling $9.0 million for the three months ended March 31, 2000, as compared to $0 for the same period in 2001. We experienced a decrease in the number of sales and marketing personnel, resulting in salary and related expenses of approximately $457,000 for the three months ended March 31, 2001, as compared to $1.6 million the three months ended March 31, 2000, a reduction of $1.1 million or approximately 69%. We anticipate that sales and marketing expenses will remain consistent, as our portal agreements, with America Online and Go.com, have been terminated during April 2000 and as we continue to realign personnel requirements and expenditures for distribution, advertising, brand promotion, public relations and other marketing activities. Sales and marketing expenses include stock-based charges of $221,000 and $104,000 for the quarters ended March 31, 2001 and 2000, respectively.

        General and administrative expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses decreased by $1.5 million, or 35%, to $2.7 million from $4.2 million for the quarters ended March 31, 2001 and 2000, respectively. The primary reasons for the decreases were, decreased professional fees of approximately $839,000, decreased salaries of approximately $281,000 and related expenses and the reduction of intangible asset amortization or approximately $333,000. We anticipate that general and administrative expenses will continue to decrease as we continue to realign our cost structure with our revised business plan. General and administrative expenses include stock-based charges of $608,000 and $0 for the quarters ended March 31, 2001 and 2000, respectively.

        Special charges. We recorded a pre-tax charge of approximately $2.9 million during the quarter ended March 31, 2001 for the write down of certain long-lived assets, including computers, hardware, software, equipment and leasehold improvements. After assessment of various factors relevant to these assets, including use of these assets in our future operations, we determined it was appropriate to write down the value of these assets and, accordingly we wrote these assets down to estimated fair value.

        Other income. On July 1, 1999, we entered into a software licensing and distribution agreement, which requires the delivery of software and other services over the four-year term of the agreement. Total fees paid to us were $8.0 million, of which $4.0 million was paid in fiscal 1999 and $4.0 million was paid in fiscal 2000. We recorded these fees as a deferred credit and are amortizing this deferred credit as other income over the term of the contract. We amortized $.5 million of our deferred credit for both quarters ended March 31, 2001 and 2000.

        Net interest income. Net interest income includes interest income from our cash balances net of interest expenses related to our financing obligations, particularly on the capital leases of computer equipment. Net interest income was $134,000 for the three months ended March 31, 2001 as compared to net interest income of $305,000 for the three months ended March 31, 2000. The decrease was due to lower average net cash and cash equivalents balances.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2001, we had current assets of $10.6 million including cash and short-term investments, of $7.1 million and current cash liabilities of $6.6 million. Cash used in operating activities was $4 million and $11.1 million for the quarters ended March 31, 2001 and 2000, respectively. The cash used in operating activities for these quarters was primarily attributable to funding net operating losses, which included costs to obtain and create content, develop products, increase our website traffic and market and promote our brand. Cash used by financing activities was $366,000 for the quarter ended March 31, 2001 as compared to cash provided by financing activities of $590,000 for the quarter ended March 31, 2000. Cash used in investing activities was primarily used to purchase short-term investments in commercial paper to maximize idle cash while preserving capital. The cash used by financing activities was primarily used to repay a capital lease pursuant to consolidating and relocating our corporate office.

        We are required to pay $3 million of cash to acquire the assets of IVonyx and will incur transaction expenses relating to the IVonyx transaction. We anticipate that the IVonyx transaction will be consummated in the third quarter and that we will have sufficient cash at that time to pay the cash portion of the purchase price. However, if our operating losses prior to the closing date are higher than anticipated or if the closing date of the IVonyx transaction is delayed, we may require additional equity or debt financing to consummate the IVonyx transaction. We may spend funds to invest in various forms of advertising to increase awareness of drkoop.com and its services. We may also spend funds to acquire strategic investments in other businesses or technologies.

        We anticipate that we will require additional debt or equity financing prior to the end of 2001, the amount and timing of which will depend in large part on our spending program. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to meet operating obligations. See "Risk Factors That May Affect Future Results and Safe Harbor Statement" below. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to meet operating obligations. See "Risk Factors That May Affect Future Results and Safe Harbor Statement" below.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND SAFE HARBOR STATEMENT

        Investors are cautioned that this Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors;
(ii) our plans and results of operations will be affected by our ability to manage our growth and working capital; (iii) our business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in our markets could adversely affect our plans and results of operations. The risk factors described below are not a comprehensive list of risk factors that apply to our business. These risk factors include certain risks that are becoming applicable to our business as we implement our expanded business model, which includes our pending acquisition of IVonyx and offering other products and services in the off-line health and wellness market that we have not previously offered.

RISKS RELATED TO OUR BUSINESS

        We have a limited operating history and have not attained profitability.

        Since inception, we have incurred significant losses and negative cash flow, and as of March 31, 2001 we had an accumulated deficit of $204.2 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, promotion of our brand, development of the content of our website and other health and wellness offerings, sales and marketing, and operating infrastructure. Our business model assumes that consumers will be attracted to and use health information and related content available on our on-line network which will, in turn, allow us the opportunity to sell advertising and sponsorship designed to reach those consumers. We are cognizant of the decline in the Internet advertising market and are in the process of implementing a new business plan to reduce our dependence on advertising revenues in the future. Our business model also assumes that those users will access important healthcare needs through electronic commerce over the Internet and that local healthcare participants will affiliate with us. This business model has not proven to be successful and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or be inconsistent with the expectations of the public market. We have received a report from our independent auditors for our fiscal year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to our ability to continue as a going concern due to our historical negative cash flow and because, as of the date they rendered their opinion, we did not have access to sufficient committed capital to meet our projected operating needs for at least the next twelve months.

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

        We were incorporated in July 1997 and launched our Internet operations in July 1998. Accordingly, we have an extremely limited operating history. An investor in our common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, including the Internet market. These risks and difficulties include our ability to:

        - attract a larger audience of users to our Internet-based consumer health network;

        -       increase awareness of our brand;

        - strengthen user loyalty and increase the number of registered users;

        - offer compelling on-line content, services and e-commerce opportunities;

        -       maintain our current, and develop new, affiliate relationships;

        - attract a large number of advertisers who desire to reach our users;

        - respond effectively to the offerings of competitive providers of health information on the Internet;

        -       continue to develop and upgrade our technology;

        -       attract, retain and motivate qualified personnel; and

        - develop new revenue streams in areas such as physician services, market research, licensing of tools and other technology, and international opportunities.

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

        Our expanded business model contemplates that we will develop and offer products and services targeting segments of the health and wellness market, both on-line and off-line, that we have not previously developed or offered. For example, through StayfitUSA, we intend to create a significant virtual market for health and fitness club memberships and are targeting large employers as purchasers of such memberships for their employees. Through our strategic alliance with i-Trax, we intend to jointly offer on-line products to physicians and patients serving a variety of physician and patient needs. Through our pending acquisition of IVonyx, we intend to offer home infusion services to consumers. We have not previously developed or offered these types of products or services, and there can be no assurance that these offerings will be successful or generate additional revenue. If the implementation of our expanded business model does not result in significant incremental revenues to us, we will require additional equity or debt financing to continue our operations.

        Our common stock has been delisted from the NASDAQ National Market and our stock price has been volatile.

        On April 30, 2001 our common stock was delisted from the Nasdaq National Market due to our failure to comply with Nasdaq's $1.00 per share minimum bid price requirement. Our common stock currently trades on the OTC Bulletin Board maintained by the National Quotation Bureau, Inc. This is generally considered to be a less efficient trading market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

        Our pending transaction of IVonyx involves risks.

-       We will partially integrate our business and IVonyx.

        If consummated, our transaction with IVonyx involves the partial integration of two companies that have previously operated independently.
Our basic operations and those of IVonyx will remain essentially independent, but portions of the administrative and support aspects of IVonyx's business will be consolidated with ours. The combination of the companies will require, among other things, integration of the companies' management staffs, coordination of the companies sales and marketing efforts, and the identification and elimination of redundant and/or unnecessary overhead. We intend to retain the services of G. Peter Molloy, Jr., the President and Chief Executive Officer of IVonyx Group Services, to become our President upon the closing of the asset purchase transaction. We previously have not provided home infusion therapy services. No assurance can be given that we will not encounter difficulties in operating IVonyx or in integrating the administrative and support functions of the two companies or that the benefits expected from such operation and integration will be realized. Achieving these anticipated business benefits will depend in part on whether the operations of IVonyx can be integrated with our operations in an efficient, effective and timely manner. There can be no assurance that this will occur. Any delays or unexpected costs incurred in connection with such operation or integration could have a material adverse effect on our and/or IVonyx's business, results of operations or financial condition.

-       The transaction may not be consummated.

        Consummation of the transaction is subject to various conditions and it is possible that these conditions will not be satisfied or waived. If these conditions are not satisfied or waived or the transaction is not consummated for any other reason, we will be required to bear significant expenses incurred in connection with the negotiation, execution and attempted consummation of the transaction. A failure to consummate the transaction could have a material adverse effect on our operations and business.

-       Additional financing may be required.

        We are required to pay $3 million of cash to acquire the assets of IVonyx and will incur expenses relating to the IVonyx transaction. We anticipate that the IVonyx transaction will be consummated in the third quarter and that we will have sufficient cash at that time to pay the cash portion of the purchase price. However, if our operating losses prior to the closing date are higher than anticipated or if the closing date of the IVonyx transaction is delayed, we may require additional equity or debt financing to consummate the IVonyx transaction.

-       The number of shares we may be required to issue may fluctuate widely.

        The number of shares of our common stock that IVonyx stockholders will receive is set at a fixed dollar amount, so the number of shares that we will issue will not be determined until the closing date. Accordingly, the number of shares of common stock that we will issue is subject to volatility resulting from fluctuations in the market price of our common stock.

- Additional shares of our common stock could be issued which could result in a decline in the market price of the stock.

        Shares of our common stock eligible for future sale could have a dilutive effect on the market for our common stock and could adversely affect the market price. The asset purchase agreement with IVonyx contemplates that any IVonyx stockholders that receive our stock in the transaction will enter into a one-year lock-up agreement, which, in most instances, will prevent them from transferring the shares of our common stock they receive for one year from the closing date. Sales of substantial amounts of our common stock in the public market following the asset purchase could adversely affect the market price of our common stock.

        Acquisitions could harm our business.

        We acquired drDrew.com, Inc., in November of 2000 and StayfitUSA, L.L.C., in March of 2001, and in April of 2001, we signed the agreement to purchase the assets of IVonyx, which is subject to numerous closing conditions. We could experience difficulty in integrating the personnel, products, technologies or operations of these companies. In addition, assimilating acquired businesses involves a number of other risks, including, but not limited to:

-       the potential disruption of our businesses;

- the potential impairment of relationships with our employees, customers and strategic partners;

- the additional expense associated with a write-off of a portion of goodwill and other intangible assets due to changes in market conditions, the U.S. and global economy or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;

-       unanticipated costs or the incurrence of unknown liabilities;

- the need to manage more geographically-dispersed operations, such as StayfitUSA's offices in Georgia and IVonyx's offices in Michigan, Illinois, Tennessee, Louisiana and New Jersey;

-       diversion of management resources from other business concerns;

-       the inability to retain the employees of the acquired businesses;

- adverse effects on existing customer relationships of acquired companies;

- the difficulty of assimilating the operations and personnel of the acquired businesses;

- our inability to incorporate acquired technologies successfully into our Internet infrastructure services; and

- the inability to maintain uniform standards, controls, procedures and policies.

        If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

        We currently have litigation pending against us and cannot predict the outcome of such litigation.

        We are currently aware of several lawsuits filed against us. Eleven of these lawsuits consisted of substantially-identical class action lawsuits alleging violations of federal securities laws which were consolidated into a single action which is pending in federal court in Austin, TX. We believe that the claims alleged in these lawsuits are without merit and intend to defend the lawsuits vigorously. In relation to the class action lawsuits, our counsel has received a letter from a representative of a regional office of the SEC stating that the SEC is investigating the events and circumstances surrounding the allegations raised in the lawsuits and asking that we voluntarily provide the SEC with information regarding such events and circumstances. The SEC letter also states that the investigation should not be construed as an indication that any violations have occurred. In addition, we are a nominal defendant, and certain of our prior officers and directors are defendants, in a derivative action lawsuit (the "Derivative Action") in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was filed on January 9, 2001, asserts various claims that we allegedly have against the defendants for alleged breaches of fiduciary duty and other purported wrongdoing. We separately received a letter demanding that we initiate a derivative action lawsuit asserting various claims that the letter alleges that we have against certain of our prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing. In addition, we and certain of our prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001 by a purchaser of a convertible promissory note issued by us, asserts various claims based on the allegation that the plaintiff was misinformed as to the length of the holding period upon conversion of the note into our common stock. In addition, the Company is also a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. Drdrew.com, Inc. et al. The lawsuit, which was filed on March 2, 2001 by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment.

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

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede increased revenues, then our business would suffer and we may not be able to finance our growth plans for our business or to pay our expenses in a timely manner. This would likely affect the market price of our common stock in a manner which may be unrelated to our long-term operating performance. These conditions have existed in the quarter ended March 31, 2001.

        Important factors which could cause our results to fluctuate materially include:

        -       our ability to attract and retain users;

        -       our ability to implement our expanded business model;

        - our ability to attract and retain advertisers and sponsors and maintain advertiser and sponsor satisfaction;

        - the availability of sufficient capital to fund our business plan;

        -       traffic levels on our Internet site;

        - our ability to attract and retain customers and maintain customer satisfaction for our existing and future e-commerce offerings;

        - new Internet sites, services or products introduced by us or our competitors;

        -       the level of Internet and other on-line services usage;

        - our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

        -       our ability to develop new revenue streams;

        - our ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

        - technical difficulties or system unavailability affecting the operation of our website; and

        - our ability to attract new business partners, many of whom have become unsure of our long term viability based on recent adverse press coverage.

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

        A key element of our strategy is to associate our company with former U.S. Surgeon General, C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the health and wellness fields. We recently entered into a Third Amended and Restated Name and Likeness Agreement with Dr. Koop, which supersedes our previous Second Amended and Restated Name and Likeness Agreement dated June 22, 2000, and which permits us to use his image, name and likeness in connection with our medical and health information network as well as medical, healthcare and/or wellness-related services, products and/or commerce. Under this agreement, our use of Dr. Koop's name, image or likeness is subject to his prior written approval of the resulting products, although he may not unreasonably withhold his approval. The Dr. Koop agreement is exclusive and for a term of seven years, subject to automatic renewal for additional five-year terms unless it is terminated by either party not more than 270 and not less than 180 days before the end of each term. The agreement further provides that Koop may only terminate in the event we are in material breach of the contract and do not cure that material breach within a designated timeframe. If the Dr. Koop agreement is terminated other than due to a breach or default by us, we will have the right to use the name, image or likeness of Dr. Koop on a non-exclusive basis, potentially with other users of his name and likeness. Additionally, we will have the right to use the name, image or likeness of Dr. C. Everett Koop on an exclusive basis, without competition from any other users of his name and likeness, with respect to any products or services involving or related to our medical and health information network, as well as medical; healthcare and/or wellness-related services, products, or commerce for a period of five years after the termination of the Dr. Koop agreement. Furthermore, Dr. Koop's name, image or likeness may not be licensed or otherwise conveyed to any direct competitor. If we default in our obligations and do not promptly cure the default, Dr. Koop may terminate the Dr. Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. Koop's name, image and likeness on the 90th day after such termination. Dr. Koop may also terminate the Dr. Koop agreement under certain circumstances upon a change in control of our company to which Dr. Koop does not give his prior consent, in which event the agreement automatically terminates and all rights in the Koop name granted under the agreement immediately revert to Dr. Koop.

        If our agreement with Dr. Koop were terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our website and of any of other products or services branded with Dr. Koop's name or likeness that we may offer, and we would need to devote substantial resources towards building a new marketing and brand strategy. Without our ability to use Dr. Koop's name and likeness or Dr. Koop's participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our website. If Dr. Koop ends his affiliation with our company, we could suffer a significant loss of credibility and trust with health consumers as a result. Any development that would cause Dr. Koop to exercise his right to terminate his relationship with our company or which otherwise would cause us to lose the benefits of our affiliation with him would cause our business, results of operation and financial condition to suffer. We do not maintain "key person" life insurance for Dr. Koop or any of our personnel.

        We have materially amended our major contracts which may result in reduced traffic to our website.

        On April 9, 1999 we entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, a unit of The Walt Disney Company, under which we became the exclusive provider of health and related content on three websites of the GO Network. Additionally, on July 1, 1999 we entered into agreements with America Online, Inc. under which we became the premier health content provider across five AOL brands: America Online, CompuServe, AOL.com, Netscape Netcenter and Digital City. These transactions were premised on the assumption that the traffic to our website that would be obtained from these arrangements would permit us to earn revenues greater than the payments made to them. These assumptions proved to be untrue, and since we were unsuccessful in generating sufficient revenues to offset these expenditures, we renegotiated these agreements. Both of these agreements were renegotiated in April 2000, and each of these agreements has now terminated. As a result, the carriage of our service on the GO Network and on AOL under these agreements has expired. AOL and we also remain party to a separate contract for which we were paid $8.0 million in advance. This contract imposes obligations on us relating to the development of a personal medical record tool and could be terminated if our carriage agreement is terminated, resulting in potential financial penalties.

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

        Although our revised business plan focuses on sources of revenue in addition to advertising, our future continues to depend in part on increased use of the Internet as an advertising medium. We expect to derive a substantial portion of our revenues from advertising and sponsorships. The Internet advertising market is new and rapidly evolving, and we cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions remains uncertain. Most of our current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. We cannot assure you that the market for Internet advertising will ever become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then our ability to generate advertising revenues would suffer. Further, our relationship with advertisers and sponsors could be perceived as a conflict of interest by users regardless of the safeguards put in place to segregate our editorial and commercial activities. We are cognizant of the decline in the Internet advertising market and will reduce our dependence on advertising revenues in the future.

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

        Our ability to execute our growth plan and be successful also depends on our continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, we depend on the continued services of key board members, our senior management and other personnel. Competition for personnel throughout the Internet and related new-media industry is intense. We have faced particular challenges recently in light of our well-publicized difficulty obtaining funds and capital, our low stock price, which has fallen below the exercise price of many of the stock options granted to employees and a very competitive labor market for high technology workers. Recently, a significant number of our employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, we will experience difficulty in sustaining the level and quality of our business.

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

        We intend to produce only a portion of the health content that will be found on the our network. We will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. Our content agreement for our Drug Checker feature on our website is up for renewal in the next year. Failure to renew existing content relationships may result in a competitor acquiring a key content provider on an exclusive basis. This could make our network less attractive or useful for an end user, which could reduce our advertising and e-commerce revenues.

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

        The number of Internet websites offering users health content, products and services is vast and increasing at a rapid rate. These companies compete with us for users, advertisers, e-commerce transactions and other sources of on-line revenues. In addition, traditional media and healthcare providers compete for consumers' attention both through traditional means as well as through new Internet initiatives. We believe that competition for health consumers will continue to increase as the Internet develops as a communication and commercial medium. We compete directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non-Internet businesses, including:

        - health-related on-line services or websites targeted at consumers, such as healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org; mediconsult.com, onhealth.com, thriveonline.com and webmd.com;

        - on-line and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite@Home, Inc.; Lycos Corporation and GO.com, which commonly distribute multiple sources of health data;

        - electronic merchants and conventional retailers that provide health goods and services competitive to those available from links on our website;

        - hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

        - healthcare information technology organizations such as Healtheon/WebMD, CareInSite, Cerner, IDX and Eclipsys.

        Many of these potential competitors are likely to enjoy substantial competitive advantages compared to our company, including:

        - the ability to offer a wider array of on-line products and services;

        -       larger production and technical staffs;

        - greater name recognition and larger marketing budgets and resources;

        -       larger customer and user bases; and

        -       substantially greater financial, technical and other resources.

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

        The health care market is competitive and subject to lawsuits.

        The segments of the off-line health care market in which IVonyx and we operate are highly competitive and are becoming more competitive. In each of our lines of business, there are relatively few barriers to entry. Our competitors include national providers and local providers of health care products. Also, infusion therapy is being affected by increasing availability in oral form of medications, which previously were available, only by intravenous infusion.

        In addition, participants in the health care market are subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. To date, we have not been subject to a significant lawsuit by a purchaser of our products or services, but we could be, and the risk increases once we enter the home infusion therapy market and other sectors of the health and wellness market. We intend to maintain insurance against professional and product liability; however, a successful claim substantially in excess of our coverage limits could have a material adverse effect upon us. Further, insurance policies are subject to annual renewal, and it may not be possible to obtain liability insurance in the future on acceptable terms or at all. Also, claims against us, regardless of their merit or eventual outcome, may have a material adverse effect upon our reputation.

        Complex laws and regulations are applicable to IVonyx's business and future changes in those laws and regulation could have a material adverse effect on us.

        The healthcare industry, including home infusion therapy services, is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with licensing and certification, complex reimbursement, record-keeping, health information exchange and medical waste, disposal and safety requirements. We may need permits, licenses and certifications to operate IVonyx's business, which may be restricted or otherwise difficult to obtain. We anticipate that we can procure all necessary permits, licenses and certifications; however, failure to obtain, renew or maintain required regulatory approvals or licenses could have a material adverse effect on our business.

        Federal law sets forth health information standards to provide guidelines for electronic transactions and code sets, unique provider, employer, health plan and patient identifiers, security and electronic signatures as well as protecting privacy in the exchange of identifiable health information. The Department of Health and Human Services ("DHHS") has released two rules mandating compliance with federal standards. First, if the IVonyx transaction is consummated, we will be required to implement the uniform standards governing common healthcare transactions by October 16, 2002 and to comply with new standards relating to the privacy of the use and disclosure of individually identifiable health information by April 14, 2003. Rules governing the security of health information have been proposed but have not yet been issued in final form.

        At this time, we anticipate that we will be able to comply with the new federal requirements following our acquisition of IVonyx; however, we cannot estimate the cost of compliance with the new and proposed requirements, but it is likely that they will have a significant effect on the manner in which IVonyx exchanges health information. The cost of compliance, therefore, could have a material adverse effect on our business, financial condition, results of operation or cash flow. Our failure to comply with the new federal laws may result in criminal penalties and civil sanctions.

        Financial relationships between IVonyx and physicians or other referral sources are subject to strict and ambiguous limitations under Medicare and Medicaid fraud and abuse laws and under the Stark Law. In addition, the provision of services, pharmaceuticals and equipment are subject to strict licensing and safety requirements. Following our acquisition of IVonyx, violations of these laws and regulations could subject us to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Changes in these healthcare laws, new interpretations of the existing laws, or changes in payment methodologies may have a significant effect on our business and results of operations.

        Pricing and payment pressures could have a material adverse effect on us.

        The healthcare industry is currently experiencing market-driven reforms placing pressure on healthcare providers to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation. The effect of the consolidation may create downward pressure on home healthcare margins as payors such as managed care organizations and suppliers exert pricing pressures on home healthcare providers. IVonyx's commercial and managed care providers represented in excess of 80% of IVonyx's annual revenues in 2000. Also, the home healthcare industry is generally characterized by long collection cycles for accounts receivables due to the complex and time consuming requirements for obtaining reimbursement from payors. In connection with the asset acquisition of IVonyx, we are not acquiring IVonyx's accounts receivable. Accordingly, following our acquisition of IVonyx, we will have to build up the receivables base which we can collect from and borrow against. Because we will incur operating expenses relating to IVonyx's business following consummation of the acquisition before this receivables base is built up and collected, we expect that our working capital will initially be negatively impacted. While state prompt-payment laws and management's collection efforts can help accelerate the timing of payment, no assurances can be made that these efforts will be successful in reducing the level of accounts receivables. In addition, few barriers to entry exist in local home healthcare markets. As a result, we may face increased competition in the future that may further increase pricing pressure and limit our ability to maintain or increase our market share. The ultimate timing and effect of these market-driven reforms cannot be predicted. These reforms may result in a material adverse effect on our business, results of operation or financial condition.

        Healthcare reform may materially affect our business.

        The healthcare industry is subject to a dynamic regulatory environment. Changes in the law, new interpretations of existing laws, or changes in reimbursement methodologies may have a significant effect on the definition of allowable activities, the costs of doing business and the amount of reimbursement from government and other third-party payors. Efforts to contain the federal budget, including the Medicare and Medicaid programs, have brought about healthcare reform proposals. State legislators have also, from time to time, considered health care reform proposals. Congress and state legislators can be expected to continue to review areas ripe for reform in health care delivery systems and reimbursement methodologies and the public will continue to debate these issues in the future. The ultimate timing and effect of federal and state legislative efforts is uncertain. Any such legislation may result in a material adverse effect on our business, results of operation, cash flow or financial condition.

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

        Laws and regulations have been or may be adopted with respect to the provision of health-related products and services online, covering areas such as:

        -       the regulation of medical devices;

        - the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals on-line;

        -       the regulation of government and third-party cost reimbursement;
                and

        -       the regulation of insurance sales.

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

        Our success will depend, in large part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial medium because of:

        - inadequate development of the necessary infrastructure such as a reliable network backbone;

        - timely development of complementary products such as high speed modems;

        - delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; or

        -       increased government regulation.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We and certain of our prior officers and prior and current directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action consolidates at least eleven substantially-identical class action lawsuits, the first of which was filed on July 14, 2000. The Consolidated Action, which is maintained on behalf of purchasers of the securities of drkoop.com, Inc., alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class, and approved lead plaintiffs' selection of lead plaintiffs' counsel. On December 13, 2000, the Court entered a scheduling order providing for lead plaintiffs to file an amended consolidated complaint, and for us to respond to the amended consolidated complaint. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. Our time to respond to the Consolidated Amended Complaint has not yet expired. We believe that the claims alleged in the Consolidated Action are without merit and intend to defend the Consolidated Action vigorously.

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

        We are a nominal defendant, and certain of our prior officers and directors are defendants, in a derivative action lawsuit (the "Derivative Action") in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was filed on January 9, 2001, asserts various claims that we allegedly have against the defendants for alleged breaches of fiduciary duty and other purported wrongdoing. Our time to respond to the complaint has not yet expired. In accordance with our obligations under applicable law, our board of directors will evaluate the alleged claims identified in the Derivative Action. We separately have received a letter demanding that we initiate a derivative action lawsuit asserting various claims that the letter alleges that we have against certain of our prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoing.

        We and certain of our prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001 by a purchaser of a convertible promissory note issued by us, asserts various claims based on the allegation that the plaintiff was misinformed as to the length of the holding period upon conversion of the note into our common stock. We believe that the claims alleged in the lawsuit are without merit and we intend to defend the lawsuit vigorously.

        The Company is also a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. Drdrew.com, Inc. et al. The lawsuit, which was filed on March 2, 2001 by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment.

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

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)    Exhibits:

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b)    Reports on Form 8-K.

        Report on Form 8-K filed April 16, 2001: Describing the Company's execution of an agreement to acquire the operating assets of IVonyx Group Services, Inc. (including the purchase agreement as an exhibit thereto).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            drkoop.com, Inc.


Date:  May 15, 2001                         /s/   STEPHEN PLUTSKY
                                            ------------------------------------
                                            Name    Stephen Plutsky
                                            Title:  Chief Financial Officer

                                  EXHIBIT INDEX


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

10.88*****      Employment Agreement dated August 22, 2000 by and between the
                Company and Edward Cespedes

10.89*****      Employment Agreement dated August 22, 2000 by and between the
                Company and Stephen Plutsky

10.90*****      Employment Agreement dated October 24, 2000 by and between the
                Company William H. Carlson

10.91*****      Asset Purchase Agreement dated November 1, 2000 by and between
                Sherwood Partners, Inc. and the Company

10.92******     Employment Agreement dated November 14, 2000 between Greg Taylor and the Company

10.93******     Option Agreement dated November 14, 2000 between Greg Taylor and the Company

10.94******     Financial Advisory Service Agreement dated February 28, 2001 between the Company and Commonwealth Associates, L.P.

10.95*******    Asset Purchase Agreement, by and among IVonyx Group Services,
                Inc., IVonyx, Inc., the Company, and Infusion Acquisition Sub,
                Inc., dated as of April 13, 2001.

10.96 Third Amended and Restated Name and Likeness Agreement by and between the Company and Dr. C. Everett Koop effective
                May 1, 2001.

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

***** Incorporated by reference from the Company's current report on Form 8-K dated August 22, 2000, filed September 1, 2000.

****** Incorporated by reference from the Company's annual report on Form 10-K dated December 31, 2000, filed April 2, 2001.

******* Incorporated by reference from the Company's current report on Form 8-K dated April 13, 2001, filed April 16, 2001.

+               Company has requested confidential treatment pursuant to Rule
                406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.