Form 10-Q
period 2001-06-30
DRKOOP COM INC
filed 2001-08-14
CIK 1073794

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26275

drkoop.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2845054 (I.R.S. Employer Identification Number)

225 Arizona Avenue, Suite 250
Santa Monica, California 90401-1245
(Address of principal executive offices)

(310)  395-5700 (Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

(1) Yes [X] No [   ]

(2) Yes [X] No [   ]

     As of August 9, 2001 there were 44,248,279 shares of the Registrant’s common stock outstanding, which does not include shares of common stock issuable upon exercise or conversion of outstanding preferred stock, warrants and options.

drkoop.com, Inc.
FORM 10-Q
For the Quarter Ended June 30, 2001
INDEX

Item 1: Financial Information

drkoop.com, Inc.
Condensed Balance Sheets
(in thousands, except share amounts)

	June 30, 2001 (unaudited)	December 31, 2000

ASSETS

Current assets:

Cash and cash equivalents	$4,450	$11,464

Trade accounts receivable, net	245	447

Prepaid expenses and other current assets	2,767	2,648

Total current assets	7,462	14,559

Property and equipment, net	1,976	6,297

Other assets	607	355

Total assets	$10,045	$21,211

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:

Trade accounts payable	$2,269	$2,488

Accrued liabilities	1,865	3,315

Leases payable	643	1,000

Short term notes payable	592	—

Deferred credit	2,000	2,000

Deferred revenue	764	895

Total current liabilities	8,133	9,698

Leases payable, less current portion	623	933

Deferred credit	2,000	3,000

Total liabilities	10,756	13,631

Commitments and contingencies

Stockholders’ (deficit) equity:

Series D convertible preferred stock, par value $.001; 15,000,000 shares authorized; liquidation value $41,250; 2,669,750 and 2,750,000 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	3	3

Common stock, par value $.001; 500,000,000 shares authorized at June 30, 2001 and December 31, 2000; 42,293,178 and 39,733,410 shares issued and outstanding at June 31, 2001 and December 31, 2000, respectively	42	40

Additional paid-in capital	212,052	211,265

Deferred stock compensation	(5,580)	(6,801)

Accumulated deficit	(207,228)	(196,927)

Total stockholders’ (deficit) equity	(711)	7,580

Total liabilities and stockholders’ (deficit) equity	$10,045	$21,211

The accompanying notes are an integral part of the financial statements.

drkoop.com, Inc.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:

Content subscription and software license	$431	$854	$923	$1,683

Advertising and sponsorship	382	1,669	760	5,583

Total revenue	813	2,523	1,683	7,266

Operating expenses:

Production, content and product development	1,521	5,361	3,441	11,147

Sales and marketing	266	25,416	832	45,281

General and administrative	2,585	5,381	5,308	10,035

Special charges	—	—	3,585	—

Write off of investment and intangible assets	—	7,444	—	7,444

Amortization of deferred credit	(500)	(500)	(1,000)	(1,000)

Total operating expenses	3,872	43,102	12,166	72,907

Loss from operations	(3,059)	(40,579)	(10,483)	(65,641)

Interest income, net	47	18	182	323

Net loss	$(3,012)	$(40,561)	$(10,301)	$(65,318)

Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(1.18)	$(0.25)	$(2.01)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders	41,566	34,312	40,696	32,555

The accompanying notes are an integral part of the financial statements.

drkoop.com, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(DOLLARS AND SHARES IN THOUSANDS)
(unaudited)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL
					PAID-IN
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL

Balance at December 31, 2000	2,750	$3	39,733	$40	$211,265

Issuance of stock under employee plans	—	—	253	—	41

Issuance of stock options under plan	—	—	—	—	3

Issuance of warrants pursuant to class action settlement agreement	—	—	—	—	584

Issuance of stock options pursuant to business acquisition	—	—	—	—	44

Conversion of preferred stock	(80)	—	2,307	2	(2)

Deferred stock compensation	—	—	—	—	117

Amortization of deferred stock compensation	—	—	—	—	—

Net loss	—	—	—	—	—

Balance at June 30, 2001	2,670	$3	42,293	$42	$212,052

	DEFERRED
	STOCK	ACCUMULATED
	COMPENSATION	DEFICIT	TOTAL

Balance at December 31, 2000	$(6,801)	$(196,927)	$7,580

Issuance of stock under employee plans	—	—	41

Issuance of stock options under plan	(3)	—	—

Issuance of warrants pursuant to class action settlement agreement	—	—	584

Issuance of stock options pursuant to business acquisition	—	—	44

Conversion of preferred stock	—	—	—

Deferred stock compensation	(117)	—	—

Amortization of deferred stock compensation	1,341	—	1,341

Net loss	—	(10,301)	(10,301)

Balance at June 30, 2001	$(5,580)	$(207,228)	$(711)

The accompanying notes are an integral part of the financial statements.

drkoop.com, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,

	2001	2000

Cash flows operating activities:

Net loss	$(10,301)	$(65,318)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	456	13,658

Amortization of stock based charges	2,938	—

Amortization of deferred credit	(1,000)	(1,000)

Provision for doubtful accounts	(274)	514

Special charges	2,947	—

Write off of investment and intangible asset	—	7,444

Changes in assets and liabilities:

Trade accounts receivable	476	3,043

Other receivable	36	4,000

Prepaid expenses and other current assets	384	8,964

Trade accounts payable	(219)	(2,584)

Accrued liabilities	(1,458)	(2,766)

Related party payables	—	47

Deferred revenue	(131)	(1,308)

Cash used in operating activities	(6,688)	(34,101)

Cash flows from investing activities:

Purchase of property and equipment	(201)	(1,798)

Proceeds from sale of property and equipment	416	—

Acquisition of intangible assets	(21)	—

Acquisition of StayfitUSA.com assets	(213)	—

Acquisition costs pursuant to IVonyx asset purchase	(224)	—

Cash used in investing activities	(243)	(1,798)

Cash flows from financing activities:

Repayments of capital leases	(666)	—

Proceeds from exercise of stock options	41	239

Proceeds from issuance of common stock, net	—	405

Proceeds from bridge loan	—	1,500

Cash (used in) provided by financing activities	(625)	2,144

Decrease in cash and cash equivalents	(7,014)	(33,755)

Cash and cash equivalents at beginning of period	11,464	35,706

Cash and cash equivalents at end of period	$4,450	$1,951

The accompanying notes are an integral part of the financial statements.

drkoop.com, Inc.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2001
(unaudited)

1. Description of the Business and Summary of Significant Accounting Policies

     Through its E-Business Division, drkoop.com, Inc., a Delaware corporation (the “Company”), operates an Internet-based consumer healthcare network and certain other websites. Its network consists of a consumer-focused interactive website that provides users with comprehensive health information and services, as well as affiliate relationships with other websites, healthcare organizations and traditional media outlets. Its website, www.drkoop.com, is a healthcare portal which integrates dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services online.

     The Company also plans to launch its Consumer Products Division by licensing its brand for use on certain products (including nutritional supplements) and its Home Healthcare Division by entering into the home healthcare services market through its pending acquisition of the operating assets of IVonyx Group Services, Inc. However, the launch of operations of both the Consumer Products Division and the Home Healthcare Division have not yet occurred and are subject to numerous risks, including, for example, the Company’s need for financing, the risks that the Company will be unable to successfully launch the drkoop branded line of nutritional supplements, that the IVonyx transaction will not be consummated and numerous other risks.

2. Basis of presentation

     The condensed financial statements included herein are unaudited and reflect all adjustments, which, in the opinion of management, are necessary to fairly state the Company’s financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2000, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three month periods ended June 30, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

3. Accounts Receivable

     Accounts receivable are net of allowance for doubtful accounts of $874,000 and $1.2 million at June 30, 2001 and December 31, 2000, respectively.

4. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2001	2000

Prepaid warrant expense	$635	$1,647

Prepaid content expense	122	69

Assets held for sale	1,050	300

Tax refund receivable	36	—
Other	924	632

Total	$2,767	$2,648

5. Property and Equipment, Net

     Property and equipment, net are comprised of the following (in thousands):

	June 30,	December 31,
	2001	2000

Computer equipment	$950	$4,041

Software	1,633	2,696

Furniture and fixtures	63	922

Leasehold improvements	239	1,932

Total property and equipment, at cost	2,885	9,591

Accumulated depreciation	(909)	(3,294)

Property and equipment, at net book value	$1,976	$6,297

     Depreciation expense of $230,000 and $1.4 million, for the quarters ended June 30, 2001 and 2000 is included in the statements of operations. Depreciation expense of $455,000 and $2.6 million for the six month periods ended June 30, 2001 and 2000, respectively, is included in the statements of operations.

6. Deferred Credit

     On July 1, 1999, the Company entered into a software licensing and distribution agreement, which requires the delivery of software and other services over the four-year term of the agreement. Total fees paid to the Company were $8.0 million, of which $4.0 million was paid in fiscal 1999 and $4.0 million was paid in fiscal 2000. The Company recorded these fees as a deferred credit and is amortizing the deferred credit to operations over the term of the contract. The Company amortized $0.5 million for the quarters ended June 30, 2001 and 2000, and $1.0 for the six month periods ended June 30, 2001 and 2000, respectively.

7. Commitments and Contingencies

Legal Matters

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a consolidated class action lawsuit (the “Consolidated Action”) in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the Company’s securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class and approved lead plaintiffs’ selection of lead plaintiffs’ counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. In June of 2001, the Consolidated Action was settled in principle, and a Memorandum of Understanding has been executed by counsel for plaintiffs and defendants to evidence the agreement in principle. The settlement contemplates a $4.25 million cash payment by the Company’s insurance carriers and the issuance of 4,000,000 7-year warrants to the plaintiffs with an exercise price of $2.50 per share. The settlement is subject to execution of a definitive settlement agreement and to court approval. In connection with the settlement, the Company recorded a charge for the 4,000,000 warrants to be issued with a fair value of $584,000, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 175% volatility; risk free interest rate of 5.0%; and expected life of seven years.

     The Company is also a nominal defendant, and certain of its prior officers and directors are defendants, in a derivative action lawsuit (the Derivative

Action”) in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was filed on January 9, 2001, asserted various claims that the Company allegedly has against the defendants for alleged breaches of fiduciary duty and other purported wrongdoings. The Company’s time to respond to the complaint has not yet expired. Separately, the Company has received a letter demanding that it initiate a derivative action lawsuit asserting various claims that the letter alleges that it has against certain of its prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoings. The settlement in principle of the Consolidated Action described above, which remains subject to execution of a definitive settlement agreement and court approval, also applies to the Derivative Action.

     The Company’s counsel has also received letters from a representative of a regional office of the United States Securities and Exchange Commission (the “SEC”) stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that voluntarily provide the SEC with information regarding such events and circumstances. The SEC letters state that the SEC’s request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letters was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letters. In June of 2001, the SEC began taking deposition testimony from various individuals whom the SEC believes have personal knowledge of the events under investigation. The Company is voluntarily cooperating with the SEC with regard to these depositions.

     The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, has been brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into the Company’s common stock and breach of contract. The Company believes that the claims alleged in the lawsuit are without merit and intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. drDrew.com, Inc. et al. The lawsuit, which was filed on March 2, 2001, by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment. The Company believes that the claims alleged in this matter are without merit and intends to defend the lawsuit vigorously.

     The Company and certain of its prior officers and prior and current directors are defendants in a class action lawsuit in the United States District Court for the Southern District of New York captioned Gertsberg vs. drkoop et al. The lawsuit, which was filed on July 11, 2001, has been brought on behalf of a purported class of purchasers of the Company’s common stock between June 8, 1999, and December 6, 2000. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company’s initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Two other class action lawsuits, each filed on July 26, 2001 and containing similar allegations have been filed against the Company and certain of its prior officers and prior and current directors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The Company believes that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company’s initial public offering and, as they relate to the Company, are without merit. The Company intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California of the County of Los Angeles, West District, captioned Transamerica Business Credit Corporation vs. drkoop.com, Inc. The lawsuit, which was filed on July 3, 2001, alleges that the Company wrongfully took possession of certain leased equipment owned by Transamerica and seeks monetary damages in excess of $1.75 million and return of the equipment.

     The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company’s financial condition and results of operations.

     The Company is also involved in other claims and disputes which are incidental to the regular conduct of business and which the Company does not presently believe to be material.

8. Related Party Transactions

     In March 2001, the Company entered into a sublease agreement with Prime Ventures, LLC (“Prime”). This agreement covers approximately 5,000 square feet of office space for the Company’s principal executive offices. The sublease agreement is effective as of November 1, 2000 and provides for rent of $18,338 per month. Pursuant to this sublease agreement, Prime will continue to use a portion of the lease space for rent of $4,000 per month. Prime paid the Company $4,000 and $12,000 for its share of the rent during the three and six months ended June 30, 2001, respectively. The Company also paid Prime $19,163 and $241,328 in the three and six months ended June 30, 2001 as a reimbursement of expenses paid by Prime on behalf of the Company. At June 30, 2001 the Company had a net payable to Prime of $15,000.

     Since 1997, the Company has paid a consulting fee to a stockholder of $20,000 per month. This agreement was amended on May 1, 2001. Total payments to this stockholder were $60,000 and $60,000 for the quarters ended June 30, 2001 and 2000, respectively and were $112,433 (includes expenses) and $120,000 for the six months ended June 30, 2001 and 2000, respectively.

     The Company expects to enter into a working capital credit facility in connection with or following consummation of the IVonyx acquisition, and has entered into an agreement with Commonwealth Associates, L.P., whereby the Company engaged Commonwealth as its exclusive financial advisor with respect to its efforts to obtain a senior secured loan and/or subordinated loan. In consideration of such services, the Company has agreed to pay Commonwealth a cash fee of $100,000 upon the execution of a senior secured definitive loan document and a cash fee of $100,000 upon execution of a subordinated definitive loan document.

     In February 2001, the Company entered into an agreement with Commonwealth, whereby it engaged Commonwealth as its exclusive financial advisor to provide financial advisory services and other investment banking services to the Company in connection with merger and acquisition transactions. Subject to certain conditions, the Company has agreed to pay to Commonwealth two percent (2.0%) of the total consideration paid or received by it in any such transaction identified by Commonwealth but in no event less than $600,000; provided, however, that in the event the total consideration is less than $10 million and does not involve the issuance of 25% or more of the Company’s common stock then the minimum payment payable to Commonwealth will be $200,000. Under this agreement, the Company would be obligated to pay Commonwealth $200,000 upon the consummation of the IVonyx transaction.

9. Supplemental Cash Flows Information

	Six Months Ended June 30,

	2001	2000

Supplemental disclosure of cash and non-cash investing and financing activities:

Cash paid for interest	$71	$168

Short term notes payable	$592	$—

10. Delisting

     On April 30, 2001, the Company’s common stock was delisted from the Nasdaq National Market due to its failure to comply with Nasdaq’s $1.00 minimum bid price requirement.

11. Subsequent Events

     Acquisition of IVonyx

     On April 16, 2001, the Company entered into an agreement to purchase the assets of IVonyx Group Services, Inc. and IVonyx, Inc. (collectively “IVonyx”). IVonyx is a privately-held provider of intravenous infusion services. The Company anticipates financing the operations with use of a credit line. The acquisition is expected to be complete in the third quarter of 2001 and will be accounted for as a purchase. The acquisition is subject to the satisfaction of numerous closing conditions.

     In July 2001, the Company reached an agreement to amend the original terms of its agreement with IVonyx, thereby restructuring the amount of consideration payable to IVonyx in connection with the acquisition of IVonyx’s assets. Under this arrangement, at the closing, the Company will pay IVonyx $2.0 million in cash and 5,000,000 shares of its common stock. In addition, the Company may be required to make one (and only one) of the following additional earnout payments to IVonyx as part of the consideration in this acquisition:

•	if net income for the first 12 month period following the closing for the IVonyx business exceeds $2.0 million but is less than $3.0 million, the Company will be obligated to pay IVonyx an additional $666,667 plus 33% of the incremental net income above $2 million;

•	if net income for the first 12 month period following the closing for the IVonyx business exceeds $3.0 million but is less than $5.0 million, the Company will be obligated to pay IVonyx an additional $2.0 million and 2.5 million shares of its common stock; or

•	if net income for the first 12 month period following the closing for the IVonyx business exceeds $5.0 million, the Company will be obligated to pay IVonyx an additional $2.0 million and 7.5 million shares of its common stock.

     In addition, the Company and IVonyx has agreed that the stock component of the consideration to be paid in the IVonyx transaction will be structured as a placement of its common stock exempt from the registration requirements of the Securities Act. The Company expects to grant piggyback registration rights with respect to shares of its common stock issued in the transaction. The transaction is subject to numerous closing conditions, many of which have not yet been satisfied, and the Company cannot assure you that it will be consummated. Because the Company’s common stock is no longer listed on the Nasdaq National Market, the Company is not required to seek approval of its stockholders for the transaction and, consequently, the Company expects to waive obtaining approval of the transaction by its stockholders as a condition to its obligation to consummate the transaction. If the transaction is consummated, the Company anticipates that Peter Molloy, the Chief Executive Officer of IVonyx, will replace Edward Cespedes as President of the Company, that Mr. Cespedes will become Vice Chairman of the Company’s Board of Directors and that Albert Henry, the Chairman of IVonyx, and one additional designee of IVonyx will join the Company’s Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto included elsewhere in this report. This document contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words “expects,” “anticipates,” “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results.

     Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Form 10-K for the year ended December 31, 2000.

Overview

     Our objective is to become a leading provider of science-based, branded healthcare products, services and information to the “Baby Boomer” generation.

     Through our E-Business Division, we operate drkoop.com, an Internet-based consumer healthcare network, and certain other websites. Our network consists of a consumer-focused interactive website that provides users with comprehensive health information and services, as well as affiliate relationships with other websites, healthcare organizations and traditional media outlets. Our website, www.drkoop.com, is a healthcare portal which integrates dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services online.

     The Company also plans to launch its Consumer Products Division by licensing its brand for use on certain products (including nutritional supplements) and its Home Healthcare Division by entering into the home healthcare services market through its pending acquisition of the operating assets of IVonyx Group Services, Inc. However, the launch of operations of both the Consumer Products Division and the Home Healthcare Division have not yet occurred and are subject to numerous risks, including, for example, the Company’s need for financing, the risks that the Company will be unable to successfully launch the drkoop branded line of nutritional supplements, that the IVonyx transaction will not be consummated and numerous other risks. See “Risk Factors that May Affect Future Results and Safe Harbor Statement.”

Revenues

     We currently derive our revenues primarily from advertising and sponsorship arrangements and content subscription and software licensing fees. Additionally, we generate lesser revenues from electronic commerce through alliances with certain retailers of pharmaceuticals and related products.

     Advertising revenues are derived primarily from short-term advertising contracts in which we typically guarantee a minimum number of user “impressions” to be delivered over a specific period of time for a fixed fee. Impressions are the number of times that users on our website view an advertisement. We recognize advertising revenues at the lesser of the ratio of impressions delivered over the guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. We have utilized a combination of third party firms and in-house staff for the sales and insertion of advertisements on our website. Advertising rates, measured on a cost per thousand impressions basis, are dependent on whether the impressions are for general rotation throughout our website or for target audiences and properties within specific areas of our website.

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

     Content subscription and software licensing fees are facilitated through our Community Partnership Program (“CPP”) and from the sale of calculators. Subscriptions to our Community Partnership Program generally vary from six months to two years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our website for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized ratably over the term of the CPP contract. Software licenses are also sold as a stand-alone product and are recognized as revenue upon shipment of the software.

     Contract research organizations offer comprehensive clinical trial services, which are the basis for obtaining regulatory approval for drugs and medical devices. The identification and enrollment of qualified individuals into these studies is usually a time consuming and expensive process. We created a Clinical Research Center, a portion of our website designed to educate consumers about clinical trials, including how to find and enroll in an appropriate trial if the individual and its physician believe that it is a viable therapy option. We expect to receive transaction fee revenues for assisting contract research organizations in the identification and enrollment of qualified individuals into studies.

     Since inception, we have incurred significant losses and negative cash flow, and as of June 30, 2001, we had an accumulated deficit of approximately $207 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in the areas of expansion of our network, advertising, distribution, brand promotion, content development, sales and marketing, and operating infrastructure. To date, our business model has assumed that consumers will be attracted to and use health information and related content available on our online network which will, in turn, allow us the opportunity to sell advertising designed to reach those consumers. However, this business model has not been successful. Our expanded business model assumes that we will be able to generate additional revenues from our branded health and wellness offerings (through online and offline programs), which we have recently initiated or intend to initiate in the future and through the provision of home infusion services following consummation of the IVonyx acquisition. Consummation of the IVonyx acquisition, however, is subject to various conditions and it is possible that these conditions will not be satisfied or waived. In addition, our agreement with IVonyx provides that either party can terminate the agreement if the transaction has not been consummated prior to August 11, 2001, although we have recently extended this date to August 17, 2001. We also plan to enter the health and wellness markets and recently entered into an exclusive manufacturing and distribution agreement with Gemini Pharmaceuticals to manufacture, market and sell the drkoop branded line of dietary supplements.

     Our business model is not yet proven, we have limited financial resources to implement it and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or conform to expectations of the public markets.

     During fiscal 2000 we restructured our operations and significantly reduced staffing levels to better align our operations to the changing business environment and our revised business model. Staffing levels decreased by 61%, from 218 employees to 86 employees, in fiscal 2000. Further reductions in the first and second quarters of fiscal 2001 reduced staffing levels by an additional 37 and 3 employees, respectively. On July 31, 2001, we had further reduced our staffing levels to 32 employees.

     We have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Please see “Risk Factors.”

Results of Operations

     Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000.

Revenues.

     Revenues decreased by $1.7 million or 68% to $813,000 for the three months ended June 30, 2001, as compared to $2.5 million for the comparable period of 2000.

Content subscription and software license revenues.

     Revenue from content subscription and software licenses for the quarter ended June 30, 2001 totaled $431,000 or 53% of total revenues, as compared to $854,000, or 34% of total revenues for the quarter ended June 30, 2000. This represents a decrease of $423,000 or approximately 50%. All content subscription and software license revenue is considered recurring revenue. The decrease in content subscription and software license revenue is attributable to the decrease in partners in our Community Partner Program from 2000 to 2001. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $282,000, or 11% of total revenue for the quarter ended June 30, 2000. No revenue was recognized under this contract during the quarter ended June 30, 2001.

Advertising and sponsorship revenues.

     Advertising and sponsorship revenues totaled $382,000, or 47% of total revenues for the quarter ended June 30, 2001 as compared to $1.7 million, or 66% of total revenues, for the same period in 2000, a decrease of approximately $1.3 million or 77%. Of this decrease, $1.2 million or 92% of the total revenue decrease was attributable to a decrease in recurring revenues from sponsorship agreements for the quarter ended June 30, 2001. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the general business conditions of e-commerce companies combined with a decrease in traffic to our website resulting in a lower number of impressions delivered.

     Revenues for the quarter continued to be adversely affected by our widely publicized liquidity shortfall and similar problems affecting some of our customers, which resulted in extended sales cycles and extended accounts receivable cycles. These problems continued to exist as of the date of this report. We do not record advertising or sponsorship revenues unless we deem collection of the related account receivable to be probable.

     Included in content subscription and software licensing revenues are barter transactions that accounted for $0 and $30,000 for the three months ended June 30, 2001 and 2000, respectively. There were no barter revenues related to advertising and sponsorship for the three months ended June 30, 2001 or 2000, respectively. In total, barter revenues represented $0 and 0%, and $30,000, or 1%, of total revenues for the quarters ended June 30, 2001 and 2000, respectively.

Production, content and product development expenses.

     Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense decreased by approximately $3.8 million, or 72%, to $1.5 million for the quarter ended June 30, 2001 from $5.4 million for the quarter ended June 30, 2000. The decrease in production, content and product development costs was primarily due to the reduction of personnel and the elimination of development projects. We have outsourced our server maintenance. The reduction in personnel and development resulted in a decrease in salaries, contract labor and professional development fees of $1.5 million. We reduced content costs significantly. Reductions in benefits, marketing, promotional and travel costs also contributed to the reduction in expenses. We expect that production, content and development expenses will decrease in the future as we realign our cost structure with our revised business model.

Sales and marketing expenses.

     Sales and marketing expense consists primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $25.1 million, or 99%, to $265,000 from $25.4 million for the quarters ended June 30, 2001 and 2000, respectively. The primary reasons for the decreases were elimination of costs associated with the distribution agreements with major portals totaling $9.0 million for the three months ended June 30, 2000 as compared to $0 for the same period in 2001. The quarter ended June 30, 2000 also included a $9.2 million charge related to amortization of warrant expenses incurred with the amending of our portal agreements during April 2000. We did not have a comparable expense in 2001. During the quarter ended June 30, 2000 we renegotiated our principal portal agreements resulting in the elimination of most of the cash payment obligations. We experienced a significant decrease in the number of sales and marketing personnel for the three months ended June 30, 2001, as compared to and increase during the three months ended June 30, 2000. We anticipate that sales and marketing expenses will remain consistent, as our portal agreements, with America Online and Go.com, were terminated during April 2000 and as we continue to realign personnel requirements and expenditures for distribution, advertising, brand promotion, public relations and other marketing activities.

General and administrative expenses.

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses decreased by $2.8 million, or 52%, to $2.6 million from $5.3 million for the quarters ended June 30, 2001 and 2000, respectively. The primary reasons for the decreases were, decreased bad debt expenses of approximately $1.2 million, the settlement of fees owed to a consultant at a discount of $800,000, legal and professional fees of approximately $528,000 and decreased salaries and related expenses. Additionally intangible asset amortization of $333,000 was eliminated for the quarter ended June 30, 2001. In connection with the Class Action settlement (which is subject to execution of a definitive agreement and court approval), we took a non-cash charge of $584,000 for the fair value of the warrants expected to be issued in connection with the settlement. We anticipate that general and administrative expenses will continue to decrease as we continue to realign our cost structure with our revised business plan. General and administrative expenses include stock-based charges of $608,000 and $553,000 for the quarters ended June 30, 2001 and 2000, respectively.

Net interest income.

     Net interest income includes interest income from our cash balances and interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $47,000 for the three months ended June 30, 2001 as compared to net interest income of $18,000 for the three months ended June 30, 2000. The decrease was due to lower average net cash and cash equivalents balances in 2000 as the Company has utilized cash generated from our IPO completed in June 1999 to fund operating losses.

Income taxes.

     We have incurred net losses to date. As of December 31, 2000, we had net operating loss carryforward for financial reporting purposes. We have recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999.

Revenues.

     Revenues decreased by $5.6 million or 77% to $1.7 million for the six months ended June 30, 2001, as compared to $7.3 million for the comparable period of 2000.

Content subscription and software license revenues.

     Revenue from content subscription and software licenses for the six months ended June 30, 2001 totaled $923,000 or 55% of total revenues, as compared to $1.7 million, or 23% of total revenues for the six months ended June 30, 2000. This represents a decrease of approximately $760,000 or 45%. All content subscription and software license revenue is considered recurring revenue. The decrease in content subscription and software license revenue is attributable to the decrease in partners in our Community Partner Program from 2000 to 2001. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $563,000, or 8% of total revenue for the six months ended June 30, 2000. No revenue was recognized under this contract during the six months ended June 30, 2001.

Advertising and sponsorship revenues.

     Advertising and sponsorship revenues totaled $760,000, or 45% of total revenues for the six months ended June 30, 2001 as compared to $5.6 million, or 77% of total revenues, for the same period in 2000, a decrease of approximately $4.3 million or 86%. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the general business conditions of e-commerce companies combined with a decrease in traffic to our website resulting in a lower number of impressions delivered.

     Revenues for the six months continued to be adversely affected by our widely publicized liquidity shortfall and similar problems affecting some of our customers, which resulted in extended sales cycles and extended accounts receivable cycles. These problems continued to exist as of the date of this report. We do not record advertising or sponsorship revenues unless we deem collection of the related account receivable to be probable.

     Included in content subscription and software licensing revenues are barter transactions that accounted for $0 and $60,000 for the six months ended June 30, 2001 and 2000, respectively. Barter revenues related to advertising and sponsorship for the six months ended June 30, 2001 or 2000 was $0 and $97,000, respectively. In total, barter revenues represented $0 and 0%, and $157,000, or 2%, of total revenues for the six months ended June 30, 2001 and 2000, respectively.

Production, content and product development expenses.

     Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to content acquisition and licensing, software development, application development and website operations expense. Production, content and product development expense decreased by approximately $7.7 million, or 69%, to $3.4 million for the six months ended June 30, 2001 from $11.1 million for the quarter ended June 30, 2000. The decrease in production, content and product development costs was primarily due to the reduction of personnel and the elimination of development projects. We have outsourced our server maintenance. The reduction in personnel and development resulted in a decrease in salaries, contract labor and professional development fees $3.3 million. We reduced content costs significantly. Reductions in benefits, marketing, promotional and travel costs also contributed to the reduction in expenses. We expect that production, content and development expenses will decrease in the future as we realign our cost structure with our revised business model.

Sales and marketing expenses.

     Sales and marketing expense consists primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $44.4 million, or 98%, to $832,000 from $45.3 million for the quarters ended June 30, 2001 and 2000, respectively. The primary reasons for the decreases were elimination of costs associated with the distribution agreements with major portals totaling $17.0 million for the six months ended June 30, 2000 as compared to $0 for the six months ended June 30, 2001. The quarter ended June 30, 2000 also included a $10.3 million charge related to amortization of warrant expenses incurred with the amending of our portal agreements during April 2000. We did not have a comparable expense in 2001. During the six months ended June 30, 2000 we renegotiated our principal portal agreements resulting in the elimination of most of the cash payment obligations. We experienced a significant decrease in the number of sales and marketing personnel for the six months ended June 30, 2001, as compared to and increase during the six months ended June 30, 2000. We anticipate that sales and marketing expenses will remain consistent, as our portal agreements, with America Online and Go.com, were terminated during April 2000 and as we continue to realign personnel requirements and expenditures for distribution, advertising, brand promotion, public relations and other marketing activities.

General and administrative expenses.

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses decreased by $4.7 million, or 47%, to $5.3 million from $10.0 million for the six months ended June 30, 2001 and 2000, respectively. The primary reasons for the decreases were, decreased bad debt expenses of approximately $1.2 million, the settlement of fees owed to a consultant at a discount of $800,000, legal and professional fees of approximately $1.6 million and decreased salaries and related expenses. Additionally intangible asset amortization of $333,000 was eliminated for the six months ended June 30, 2001. In connection with the Class Action settlement (which is subject to execution of a definitive agreement and court approval) warrants granted, we took a non-cash charge of $584,000 for the fair value of the expected to be issued in connection with the settlement. We anticipate that general and administrative expenses will continue to decrease as we continue to realign our cost structure with our revised business plan. General and administrative expenses include stock-based charges of $1.2 million for the six months ended June 30, 2001 and 2000.

Net interest income.

     Net interest income includes interest income from our cash balances and interest expenses related to our financing obligations, particularly on the convertible notes payable prior to conversion and capital leases on computer equipment. Net interest income was $182,000 for the six months ended June 30, 2001 as compared to net interest income of $323,000 for the six months ended June 30, 2000. The decrease was due to lower average net cash and cash equivalents balances in 2000 as the Company has utilized cash generated from our IPO completed in June 1999 to fund operating losses.

Income taxes.

     We have incurred net losses to date. As of December 31, 2000, we had net operating loss carryforward for financial reporting purposes. We have recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources

     As of June 30, 2001, we had cash and cash equivalents of approximately $4.4 million, a reduction of $2.7 million from our cash and short term investments of $7.1 million as of March 31, 2001 and current cash liabilities of $5.4 million, a decrease of $0.2 million from our current liabilities as of March 31, 2001.

     Cash used in operating activities was $6.1 million and $34.1 million for the six months ended June 30, 2001, and 2000, respectively. The cash used in operating activities for these quarters was primarily attributable to funding net operating losses, which included costs to obtain and create content, develop products, increase our website traffic and market and promote our brand.

     Cash used in investing activities was $243,000 and $1.8 million for the six months ended June 30, 2001 and 2000, respectively. Cash used in the investing activities for the six months ended June 30, 2001 was primarily used to purchase leasehold improvements in our new office, the assets of StayfitUSA.com and acquisition costs pursuant to our pending acquisition of IVonyx.

     Cash used by financing activities was $626,000 for the six months ended June 30, 2001, as compared to cash provided by financing activities of $2.1 million for the six months ended June 30, 2000. The cash used by financing activities was primarily used to repay a capital lease pursuant to consolidating and relocating our corporate office and was offset by proceeds from the financing of our insurance policies.

     We are required to pay $2 million of cash to acquire the assets of IVonyx and will incur transaction expenses relating to acquisition. We anticipate that the purchase of the assets of IVonyx will be consummated in the third quarter. However, the transaction is subject to numerous closing conditions, many of which have not yet been satisfied, and we cannot assure you that the transaction will be consummated. As previously announced, we will require additional debt or equity financing in the near future. We have decided at this time to pursue a financing of between $3 million and $6 million to address our liquidity needs. We have engaged a placement agent in connection with the financing. We anticipate that proceeds from the financing would be for the following purposes: payment of the cash portion of the purchase price of the assets to be purchased from IVonyx that is due upon the closing of IVonyx transaction; upgrading the technology systems of IVonyx after the consummation of the IVonyx acquisition; enhancing our sales and marking efforts to support and sustain the drkoop branded dietary supplement product launch; and working capital and general corporate purposes, including the payment of restructured trade payables. We currently anticipate that the financing will consist of a newly established series of preferred stock with a conversion price at a discount to the current market price of our common stock, although the nature and price of the securities to be issued may be altered depending on market conditions. In light of the current market price of our common stock, the common stock equivalent price of the new securities will be less than the $0.35 conversion price of our Series D Preferred Stock and the $0.35 exercise price of warrants that we issued in August 2000. In addition, the terms of the Series D Preferred prohibit the authorization or issuance of securities senior to the Series D Preferred, such as those contemplated by the financing, in the absence of appropriate waivers. As a result, we expect the financing will be conditioned upon obtaining waivers from a requisite number of our Series D Preferred stockholders and warrant holders of the anti-dilution provisions of such securities and of any other applicable approval rights holders of such securities may have relating to the financing. We believe the such waivers will be binding on all holders of our Series D Preferred and, in connection with the consummation of the financing, we expect to receive an opinion of our Delaware counsel to the effect that, subject to the assumptions, exceptions, limitations and qualifications set forth in the opinion, a Delaware court, if properly presented with the question, would more likely than not treat the waiver as effective under Delaware law. However, we are not assured that a holder of Series D Preferred that does not execute a waiver will not challenge this conclusion, though we intend to vigorously defend against any such challenge.

     The information provided in this report is not intended to and shall not be construed as an offer to sell or a solicitation of an offer to buy any of our securities. Offers to purchase our securities in the financing transaction, if and when made, will be made solely to a limited number of accredited investors in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended. These securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

     We currently anticipate that our available cash resources combined with the estimated net proceeds from the above-referenced proposed financing will be sufficient to pay the $2.0 million cash portion of the purchase price required to be paid to IVonyx at the closing of the IVonyx transaction and to meet our near-term anticipated working capital and capital expenditure requirements (other than funding the operation of IVonyx’s business, which we expect to fund primarily from the working capital facility described below), including approximately $250,000 of expenses we anticipate we will incur in the fourth quarter of 2001 relating to the launch of our drkoop branded nutritional supplements under our arrangement with

Gemini Pharmaceuticals and $500,000 we expect to spend to upgrade IVonyx’s technology systems following the closing. However, the proposed financing may not be consummated prior to the purchase of IVonyx’s assets or at all, which would result in our need to raise additional capital immediately following the IVonyx acquisition. In addition, if we only close the financing on $3 million, we will likely need to raise additional capital in the near future to implement our proposed business plan and meet our ongoing obligations, including the payment of restructured trade payables. Further, even if we raise $6 million, we may need to raise additional financing if our projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the payment of restructured trade payables.

     Because we are not acquiring any of IVonyx’s accounts receivable, we will be required to fund IVonyx’s operations from existing capital and through a new bank line of credit until we are able to monetize receivables that we generates from IVonyx’s business after the closing date of the transaction. As a result, in addition to the above-referenced proposed equity financing, we will need to have in place a working capital credit facility secured by accounts receivable generated from the business acquired from IVonyx following the closing date of the IVonyx acquisition. We are in the process of negotiating a receivables-backed line of credit to permit us to borrow against accounts receivable that we generate from IVonyx’s operations following the closing of the transaction, and it is a condition to our obligation to consummate the IVonyx acquisition that a $7.0 million line of credit be established to fund the business acquired from IVonyx following the consummation of the IVonyx acquisition. However, we cannot assure you that these negotiations will be successful, that the terms of any such facility will be acceptable to us or that such a facility will provide us with sufficient borrowing capacity.

     If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to us or our stockholders. If such financing is not available when required or is not available on acceptable terms, we may be unable to meet operating obligations. See “Risk Factors.”

     Risk Factors That May Affect Future Results and Safe Harbor Statement

     Investors are cautioned that this Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (ii) our plans and results of operations will be affected by our ability to manage our growth and working capital; (iii) our business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in our markets could adversely affect our plans and results of operations. The risk factors described below are not a comprehensive list of risk factors that apply to our business. These risk factors include certain risks that are becoming applicable to our business as we implement our expanded business model, which includes our pending acquisition of IVonyx and offering other products and services in the offline health and wellness market that we have not previously offered.

     Risks Related to Our Business

     Our need for additional financing is uncertain as is our ability to raise further financing.

     We will require additional debt or equity financing in the near future. As previously announced, we have decided at this time to pursue a financing of between $3 million and $6 million to address our liquidity needs. We have engaged a placement agent in connection with the financing. We currently anticipate that the financing will consist of a newly established series of preferred stock with a conversion price at a discount to the current market price of our common stock, although the nature and price of the securities to be issued may be altered depending on market conditions. The market price of our common stock on August 2, 2001, was $0.126. The financing is expected to be completed on or before the date that the purchase of the assets of IVonyx, Inc. is consummated, although there can be no assurance that this will be the case.

     We currently anticipate that our available cash resources combined with the estimated net proceeds from the above-referenced proposed financing will be sufficient to pay the $2.0 million cash portion of the purchase price required to be paid to IVonyx at the closing of the IVonyx transaction and to meet our near-term anticipated working capital and capital expenditure requirements (other than funding the operation of IVonyx’s business, which we expect to fund primarily from the working capital facility described below), including approximately $250,000 of expenses we anticipate we will incur in the fourth quarter of 2001 relating to the launch of drkoop branded nutritional supplements under our arrangement with Gemini Pharmaceuticals and $500,000 we expect to spend to upgrade IVonyx’s technology systems following the closing. However, the proposed financing may not be consummated prior to the purchase of IVonyx’s assets or at all, which would result in our needing to raise additional capital immediately following the IVonyx acquisition. In addition, if we only close the financing on $3 million, we will likely need to raise additional capital in the near future to implement our proposed business plan and meet our ongoing obligations, including the payment of restructured trade payables. Further, even if we raise $6 million, we may need to raise additional financing if our projections are not realized, and even if our projections are realized, we may need to raise additional financing to meet our ongoing obligations, including the payment of restructured trade payables.

     In addition, because we are not acquiring any of IVonyx’s accounts receivable we will be required to fund IVonyx’s operations from existing capital until we are able to monetize receivables that we generate from IVonyx’s business after the closing date of the transaction. Such receivables generally take 90-180 days to collect and, as a result, we will require additional debt financing to fund IVonyx’s operations following consummation of the transaction. We are in the process of negotiating a receivables-backed line of credit to permit us to borrow against accounts receivable that we generate from IVonyx’s operations following the closing of the transaction, and it is a condition to our obligation to consummate the IVonyx acquisition that a $7.0 million line of credit be established to fund the business acquired from IVonyx following the consummation of the IVonyx acquisition. However, we cannot assure you that these negotiations will be successful, that the terms of any such facility will be acceptable to the Company or that such a facility will provide the Company with sufficient borrowing capacity.

     We may also need to raise additional funds to meet known needs or to respond to future business contingencies which may include the need to:

•	fund more rapid expansion;

•	fund additional capital or marketing expenditures;

•	develop new or enhance existing editorial content, features, services and products;

•	enhance our operating infrastructure;

•	respond to competitive pressures; or

•	acquire complementary businesses or necessary technologies.

     If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders or debtholders. Further, currently there is little if any ability for Internet content companies targeted to specific consumer markets, such as us, to raise capital in the public markets. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance editorial content, features or services, or otherwise respond to competitive pressures would be significantly limited.

     Our common stock has been delisted from the Nasdaq National Market and our stock price has been volatile.

     On April 30, 2001 our common stock was delisted from the Nasdaq National Market due to our failure to comply with Nasdaq’s $1.00 per share minimum bid price and net tangible asset requirements. Our common stock currently trades on the Over the Counter Bulletin Board maintained by the National Quotation Bureau, Inc. This is generally considered to be a less efficient trading market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

     Anti-Dilution and Other Provisions of Series D Preferred Stock and Warrants

     Under the terms of our outstanding Series D 8% Convertible Preferred Stock (the “Series D Preferred”), subject to certain exceptions and in the absence of appropriate waivers, in the event we issue securities at a common stock equivalent price per share of less than $0.35 (such as the contemplated offering of a new series of preferred stock), the conversion price per share of our outstanding Series D Preferred will be reduced to the common stock equivalent price of such new securities. The warrants which we issued in August 2000 to purchase an aggregate of 27,278,997 shares of common stock for an exercise price of $0.35 per share have similar anti-dilution provisions. In addition, the terms of our Series D Preferred prohibit the authorization or issuance of securities senior to the Series D Preferred, in the absence of appropriate waivers. We expect the financing we are currently pursuing will be conditioned upon obtaining waivers from a requisite number of Series D Preferred stockholders and warrant holders of the anti-dilution provisions of such securities and of any other applicable approval rights holders of such securities may have relating to the financing. Accordingly, we will seek such waivers. We believe that such a waiver will be binding on all holders of the Series D Preferred and, in connection with the proposed financing, we expect to receive an opinion of our Delaware counsel to the effect that, subject to the assumptions, exceptions, limitations and qualifications set forth in the opinion, a Delaware Court if properly presented with the question, would more likely than not treat the waiver as effective under Delaware law. However, we cannot assure you that a holder of Series D Preferred that does not execute a waiver will not challenge this conclusion, though we intend to vigorously defend against any such challenge. In addition, the Company intends to seek waivers from holders of the above-referenced warrants of the anti-dilution provisions contained therein.

     Future sales of shares by existing stockholders as well as the issuance of additional shares of our common stock could result in a decline in the market price of the stock.

     Shares of our common stock eligible for future sale, including shares issuable upon conversion of a new series of preferred stock, could have a dilutive effect on the market for our common stock and could adversely affect the market price. The asset purchase agreement with IVonyx contemplates that any IVonyx stockholders that receive our stock in the transaction will enter into a one-year lock-up agreement, which, in most instances, will prevent them from transferring the shares of our common stock they receive for one year from the closing date. Sales of substantial amounts of our common stock in the public market following the asset purchase and issuance of a new series of preferred stock could adversely affect the market price of our common stock.

     In addition, we have registered the resale of 127,034,165 shares of our common stock, including shares of common stock that are currently outstanding, shares of common stock issuable upon conversion of our presently outstanding Series D Preferred and shares of our common stock issuable upon exercise of outstanding warrants. These shares comprise in excess of 50% of our current outstanding common stock on a fully diluted basis (includes 25.7 million options available but unissued under the Company’s option plans), and the sale of such shares pursuant to the currently effective registration statements could have a material adverse effect on the market price of our common stock.

     The Company has a limited operating history and has not attained profitability and expects to continue to incur losses in the foreseeable future.

     Since inception, the Company has incurred significant losses and negative cash flow, and as of June 30, 2001 the Company had an accumulated deficit of $207.2 million. The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in the areas of implementing its new business model, advertising, promoting the drkoop brand, developing content on its website, sales and marketing, and operating infrastructure. Although the Company is in the process of implementing an expanded business model through the creation of its consumer products and home healthcare divisions, to date the Company’s business model had assumed that consumers will be attracted to and use health information and related content available on its online network which will, in turn, allow the opportunity to sell advertising and sponsorship designed to reach those consumers. The Company is cognizant of the decline in the Internet advertising market and is restructuring its business to reduce the Company’s dependence on advertising revenues in the future. The Internet-based business model that the Company has pursued since inception has not been successful and it cannot assure you that it will ever achieve or sustain profitability or that its operating losses will not increase in the future or be inconsistent with the expectations of the public market. The Company has received a report from its independent auditors for its fiscal year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to its ability to continue as a going concern due to its historical negative cash flow and because, as of the date they rendered their opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months.

     Our pending transaction to acquire the operating assets of IVonyx may not be consummated.

     Consummation of the IVonyx transaction is subject to various conditions and it is possible that these conditions will not be satisfied or waived. In addition, our agreement with IVonyx provides that either party can terminate the agreement if the transaction has not been consummated prior to August 11, 2001, although we have recently extended this date to August 17, 2001. If the conditions in the agreement are not satisfied or waived or the transaction is not consummated for any other reason, we will nevertheless bear significant expenses incurred in connection with the negotiation, execution and attempted consummation of the transaction. Failure to consummate the transaction would delay indefinitely or prevent our entry into the home healthcare services market, which is a significant component of our new business strategy. In addition, failure to consummate the transaction would materially affect our future financial results. IVonyx’s business is significantly larger than ours. IVonyx had revenues of approximately $28.5 million and net income of approximately $1.0 million in the fiscal year ended December 31, 2000, as compared with the Company’s revenues of approximately $10.6 million and net loss of approximately $121.2 million for the same period.

     The Company’s business is difficult to evaluate because it has an extremely limited operating history.

     The Company was incorporated in July 1997 and launched its Internet operations in July 1998. Accordingly, the Company has an extremely limited operating history. An investor in the Company’s common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets, including the Internet market. These risks and difficulties include the Company’s ability to:

•	attract a larger audience of users to its Internet-based consumer health network;

•	implement its expanded offline business model through the creation of its consumer products and home healthcare divisions;

•	enter markets in which the Company has not previously operated, including the consumer products and home healthcare markets;

•	increase awareness of the drkoop brand;

•	strengthen user loyalty and increase the number of registered users;

•	offer compelling online content, services, products and e-commerce opportunities;

•	maintain the Company’s current, and develop new, affiliate and commerce relationships;

•	attract a large number of advertisers who desire to reach the Company’s users;

•	respond effectively to the offerings of competitive providers of health information on the Internet;

•	continue to develop and upgrade the Company’s technology;

•	attract, retain and motivate qualified personnel; and

•	develop new online and offline revenue streams in areas such as consumer products, home healthcare, physician services, market research, licensing of tools and other technology and international opportunities.

     The Company cannot assure you that its business strategy will be successful or that the Company will successfully address any of these risks or difficulties. If the Company fails to address adequately any of these risks or difficulties, its business would likely suffer. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Company currently has litigation pending against it and cannot predict the outcome of such litigation.

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a consolidated class action lawsuit (the “Consolidated Action”) in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the Company’s securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class and approved lead plaintiffs’ selection of lead plaintiffs’ counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. In June of 2001, the Consolidated Action was settled in principle, and a Memorandum of Understanding has been executed by counsel for plaintiffs and defendants to evidence the agreement in principle. The settlement contemplates a $4.25 million cash payment by the Company’s insurance carriers and the issuance of 4,000,000 7-year warrants to the plaintiffs with an exercise price of $2.50 per share. The settlement is subject to execution of a definitive settlement agreement and to court approval. In connection with the settlement, the Company recorded a charge for the 4,000,000 warrants expected to be issued with a fair value of $584,000, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 175% volatility; risk free interest rate of 5.0%; and expected life of seven years.

     The Company is also a nominal defendant, and certain of its prior officers and directors are defendants, in a derivative action lawsuit (the Derivative Action”) in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was filed on January 9, 2001, asserted various claims that the Company allegedly has against the defendants for alleged breaches of fiduciary duty and other purported wrongdoings. The Company’s time to respond to the complaint has not yet expired. Separately, the Company has received a letter demanding that it initiate a derivative action lawsuit asserting various claims that the letter alleges that it has against certain of its prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoings. The settlement in principle of the Consolidated Action described above, which remains subject to execution of a definitive settlement agreement and court approval, also applies to the Derivative Action.

     The Company’s counsel has also received letters from a representative of a regional office of the United States Securities and Exchange Commission (the “SEC”) stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that voluntarily provide the SEC with information regarding such events and circumstances. The SEC letters state that the SEC’s request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letters was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letters. In June of 2001, the SEC began taking deposition testimony from various individuals whom the SEC believes have personal knowledge of the events under investigation. The Company is voluntarily cooperating with the SEC with regard to these depositions.

     The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, has been brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into the Company’s common stock and breach of contract. The Company believes that the claims alleged in the lawsuit are without merit and intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. drDrew.com, Inc. et al. The lawsuit, which was filed on March 2, 2001, by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment. The Company believes that the claims alleged in this matter are without merit and intends to defend the lawsuit vigorously.

     The Company and certain of its prior officers and prior and current directors are defendants in a class action lawsuit in the United States District Court for the Southern District of New York captioned Gertsberg vs. drkoop et al. The lawsuit, which was filed on July 11, 2001, has been brought on behalf of a purported class of purchasers of the Company’s common stock between June 8, 1999, and December 6, 2000. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company’s initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Two other class action lawsuits, each filed on July 26, 2001 and containing similar allegations have been filed against the Company and certain of its prior officers and prior and current directors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The Company believes that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company’s initial public offering and, as they relate to the Company, are without merit. The Company intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California of the County of Los Angeles, West District, captioned Transamerica Business Credit Corporation vs. drkoop.com, Inc. The lawsuit, which was filed on July 3, 2001, alleges that the Company wrongfully took possession of certain leased equipment owned by Transamerica and seeks monetary damages in excess of $1.75 million and return of the equipment.

     The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company’s insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company’s financial condition and results of operations.

     The Company’s business is changing rapidly, which could cause its quarterly operating results to vary and its stock price to fluctuate.

     The Company’s revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in the Company’s control. If the Company has a shortfall in revenues in relation to its expenses or if expenses precede increased revenues, then the Company’s business would suffer and the Company may not be able to finance its growth plans for its business or to pay expenses in a timely manner. This would likely affect the market price of the Company’s common stock in a manner which may be unrelated to its long-term operating performance. These conditions existed in the quarter ended June 30, 2001.

     Important factors which could cause the Company’s results to fluctuate materially include:

•	the Company’s ability to raise sufficient capital and generate sufficient revenue to continue to fund its existing operations and to implement its new business model, including its plans in the consumer products and home healthcare areas;

•	the Company’s ability to attract and retain users to its websites;

•	the ability to attract and retain advertisers and sponsors and maintain advertiser and sponsor satisfaction;

•	traffic levels on the Company’s Internet site;

•	the ability to attract and retain customers and maintain customer satisfaction for the Company’s existing and future on and offline offerings;

•	new Internet sites, services or products introduced by the Company or its competitors;

•	the level of Internet and other online services usage;

•	the ability to upgrade and develop the Company’s systems and infrastructure and attract new personnel in a timely and effective manner;

•	the ability to develop new revenue streams;

•	the ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

•	technical difficulties or system unavailability affecting the operation of the Company’s website; and

•	the ability to attract new business partners, many of whom have become unsure of the Company’s long term viability based on recent adverse press coverage.

     The Company’s revenues for the foreseeable future will remain principally dependent on user traffic levels, and advertising and sponsorship activity, as well as on the Company’s offering of products and services in the health and wellness market that the Company has not previously offered. The Company will also be dependent on the further development of revenue streams related to e-commerce activities, physician services, market research, sales of interactive tools and similar technology products and the level of affiliate subscriptions in the Company’s domestic and international content partner programs. Such future revenues are difficult to forecast due to, among other things, the involvement of third parties and the time lag in receiving sales data and because these are all new, developing businesses.

     Many of the expenses associated with these activities— for example, personnel costs, and technology and infrastructure costs— are relatively fixed in the short-term. The Company has endeavored over the past several quarters to reduce the cost of operating its business. However, the Company may be unable to adjust spending quickly enough to offset any revenue or capital shortfall, in which case its results of operations and liquidity would suffer materially.

     The Company’s expanded business model contemplates developing and offering products and services that the Company has not previously developed and offered, and the Company may not be able to derive incremental revenues from these offerings.

     The Company’s expanded business model contemplates that the Company will develop, offer and license its brand in connection with products and services targeting segments of the health and wellness market, both online and offline, that the Company has not previously developed or offered. For example, through its consumer products division, the Company intends to target consumers for sales of drkoop branded health and wellness products, and through its pending acquisition of IVonyx, the Company intends to offer home infusion services to consumers. The Company has not previously developed or offered these types of products or services, and there can be no assurance that these offerings will be successful or generate additional revenue. If the implementation of the Company’s expanded business model does not result in significant incremental revenues to it, the Company will require additional equity or debt financing to continue its operations.

     The Company’s pending transaction with IVonyx involves risks.

     If consummated, the Company’s transaction with IVonyx involves the partial integration of two companies that have previously operated independently. The Company’s basic operations and those of IVonyx will remain essentially independent, but portions of the administrative and support aspects of IVonyx’s business will be consolidated with those of the Company. The combination of the companies will require, among other things, integration of the companies’ management staffs, coordination of the companies’ sales and marketing efforts, and identification and elimination of redundant and/or unnecessary overhead. The Company intends to retain the services of G. Peter Molloy, Jr., currently the President and Chief Executive Officer of IVonyx, to become the Company’s President upon the closing of the IVonyx acquisition. The Company previously has not provided home infusion therapy services and its current management team may not be able to perceive all of the risks inherent in a home infusion therapy business. No assurance can be given that the Company will not encounter difficulties in operating IVonyx or in integrating the administrative and support functions of the two companies or that the benefits expected from such operation and integration will be realized. Achieving these anticipated business benefits will depend in part on whether the operations of IVonyx can be integrated with the Company’s operations in an efficient, effective and timely manner. There can be no assurance that this will occur. Any delays or unexpected costs incurred in connection with such operations or integration could have a material adverse effect on the Company’s and/or IVonyx’s business, results of operations or financial condition.

     Under the terms of the purchase agreement, the Company is not assuming the liabilities of IVonyx except with respect to certain enumerated liabilities which the Company has specifically agreed to assume. IVonyx has informed the Company that it intends to liquidate following the closing of the IVonyx transaction. It is possible that creditors of IVonyx who are not paid in full may seek to recover claims they may have against IVonyx from the Company. Although the Company would challenge the validity of such claims, there is no assurance that the Company will be successful and the Company may incur legal fees and other expenses in connection therewith. Further, while the purchase agreement allows the Company to seek indemnification from IVonyx for such claims, there can be no assurance that IVonyx will have sufficient assets to satisfy any of its indemnification obligations to the Company.

     Acquisitions could harm our business.

     We acquired drDrew.com, Inc., in November 2000 and the assets of StayfitUSA, LLC in March 2001, and in April 2001, we signed an agreement to purchase the assets of IVonyx, which is subject to numerous closing conditions. We expect to experience difficulty in integrating the personnel, products, technologies or operations of these companies. For example, we recently determined that it was not in our immediate interests to focus on the StayFitUSA business model, and we are in the process of taking steps to unwind that transaction. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

•	the potential disruption of our businesses;

•	the potential impairment of relationships with our employees, customers and strategic partners;

•	the additional expense associated with a write-off of a portion of goodwill and other intangible assets due to changes in market conditions, the U.S. and global economy or the economy in the markets in which we compete or because acquisitions are not providing the benefits expected;

•	unanticipated costs or the incurrence of unknown liabilities;

•	the need to manage more geographically-dispersed operations, such as IVonyx’s offices in Michigan, Illinois, Tennessee, Louisiana and New Jersey;

•	diversion of management resources from other business concerns;

•	the inability to retain the employees of the acquired businesses;

•	adverse effects on existing customer relationships of acquired companies;

•	the difficulty of assimilating the operations and personnel of the acquired businesses;

•	our inability to incorporate acquired technologies successfully into our Internet infrastructure services; and

•	the inability to maintain uniform standards, controls, procedures and policies.

     If we are unable to successfully address any of these risks for future acquisitions, our business could be harmed.

     The Company depends on its business relationship with its manufacturer and distributor, Gemini Pharmaceuticals.

     The Company has entered into an exclusive manufacturing and distribution agreement with Gemini Pharmaceuticals to manufacture, market and sell the drkoop branded line of dietary supplements. Under the agreement, Gemini is required to pay the Company a monthly royalty fee to be mutually agreed upon on a per product basis based on net sales revenues generated by Gemini in connection with the agreement. Although the Company and Gemini have agreed in principle to the general parameters of our arrangement with Gemini and have discussed the parameters of royalty payments to be paid to us, the pricing terms for specific products have not yet been agreed upon and will be determined on a case by case basis. In the event we are unable to reach agreement on pricing terms for the products to be produced by Gemini, Gemini would not be obligated to produce or distribute drkoop branded products. Further, these products are in the process of being developed by Gemini, and any delays in the development of these products or the research and development process could result in a delay in the products’ anticipated launch date. In addition, once the Company has approved the products developed by Gemini, if Gemini is unable to meet the Company’s manufacturing and delivery requirements at some time in the future, the Company may suffer interruptions of delivery of certain products while it establishes an alternative source. The Company will also rely on third-party carriers for product shipments, including shipments to and from Gemini’s distribution facilities. The Company is therefore subject to the risks, including employee strikes and inclement weather, associated with any carrier’s ability to provide delivery services to meet the fulfillment and shipping needs. Failure to deliver products to the Company’s customers in a timely and accurate manner would harm its reputation and its business and results of operations.

     The Company must establish, maintain and strengthen the drkoop brand in order to attract users to its network and generate revenue from existing and new businesses.

     In order to expand the Company’s audience of users, increase its online traffic and successfully implement its new business plans, the Company must establish, maintain and strengthen the drkoop brand. For it to be successful in establishing the drkoop brand, healthcare consumers must perceive it as a reputable source of health information and products, and advertisers, merchants and manufacturers must perceive it as an effective marketing and sales channel for their products and services. In addition, the Company must be perceived as being financially stable. If the Company’s marketing efforts are not productive or if the Company cannot strengthen the drkoop brand, its website will receive a lower level of user traffic and the Company may experience a decline in the number of advertisers, content providers and sponsors who support its website. In addition, the Company may not be able to implement its offline business model in the consumer products and home healthcare areas. A key element of the Company’s strategy to establish, maintain and strengthen the drkoop brand is to encourage consumers to associate it with Dr. C. Everett Koop. The Company believes that consumers consider Dr. Koop to be a trustworthy and credible leader in the healthcare field, although at times he has been at the center of controversy on various healthcare-related issues. The Company cannot assure you, however, that Dr. Koop will maintain this reputation, and any damage to his reputation may reduce the commercial viability of the drkoop brand. Allegations of impropriety, even if unfounded, could therefore damage Dr. Koop’s reputation and may adversely materially affect the Company’s business. In addition, the Company’s relationship with Dr. Koop terminates for any reason, the Company will need to change the name of its website and its business, and devote substantial resources towards building a new marketing and brand strategy.

     Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

     A key element of our strategy is to associate our company with former U.S. Surgeon General, Dr. C. Everett Koop, Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the health and wellness fields. We recently entered into a Third Amended and Restated Name and Likeness Agreement with Dr. Koop, which supersedes our previous agreement with him, and which permits us to use his image, name and likeness in connection with our medical and health information network as well as medical, healthcare and/or wellness-related services, products and/or commerce. Under the agreement, our use of Dr. Koop’s name, image or likeness is subject to his prior written approval of the resulting products, although he may not unreasonably withhold his approval. The Dr. Koop agreement is exclusive and for a term of seven years, subject to automatic renewal for additional five-year terms unless it is terminated by either party not more than 270 and not less than 180 days before the end of each term. The agreement further provides that Koop may only terminate in the event we are in material breach of the contract and do not cure that material breach within a designated timeframe or under certain other circumstances. If the Dr. Koop agreement is terminated other than due to a breach or default by us, we will have the right to use the name, image or likeness of Dr. Koop on a non-exclusive basis, potentially with other users of his name and likeness. Additionally, we will have the right to use the name, image or likeness of Dr. Koop on an exclusive basis, with respect to any products or services involving or related to our medical and health information network, as well as medical, healthcare and/or wellness-related services, products, or commerce for a period of five years after the termination of the agreement. Furthermore, Dr. Koop’s name, image or likeness may not be licensed or otherwise conveyed to any direct competitor. If we default in our obligations and do not promptly cure the default, Dr. Koop may terminate the Dr. Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. Koop’s name, image and likeness on the 90th day after such termination. Dr. Koop may also terminate the Dr. Koop agreement under certain circumstances upon a change in control of our company to which Dr. Koop does not give his prior consent, in which event the agreement automatically terminates and all rights in the Dr. Koop name granted under the agreement immediately revert to Dr. Koop. The rights granted to us under this agreement are intended to survive the incapacity or death of Dr. Koop. Upon the occurrence of any such event, all actions with respect to Dr. Koop under the agreement, including Dr. Koop’s approval rights, will be exercisable on behalf of Dr. Koop by a representative designated by Dr. Koop, currently his son.

     If our agreement with Dr. Koop is terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our website and would need to devote substantial resources towards building a new marketing and brand strategy. Without the ability to use Dr. Koop’s name and likeness or Dr. Koop’s participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our website. If Dr. Koop ends his affiliation with us, we could suffer a significant loss of credibility and trust with health consumers as a result. Any development that would cause Dr. Koop (or his representative upon Dr. Koop’s incapacity or death) to exercise his right to terminate his relationship with us or which otherwise would cause us to lose the benefits of our affiliation with him would cause our business, results of operation and financial condition to suffer. We do not maintain “key person” life insurance for Dr. Koop or any of our personnel.

     The Company has terminated its major portal contracts which may result in reduced traffic to its website.

     On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, units of The Walt Disney Company, under which the Company became the exclusive provider of health and related content on three websites of the GO Network. Under the Infoseek agreement, the Company was also the premier health content provider for ABCNews.com. The term of these agreements was for three years and they required the Company to pay an aggregate of $57.9 million in cash over three years. The Company also issued warrants to acquire 775,000 shares of its common stock at an exercise price of $8.60 per share. Additionally, on July 1, 1999, the Company entered into agreements with America Online, Inc. under which the Company became the premier health content provider across five AOL brands: America Online, CompuServe, AOL.com, Netscape Netcenter and Digital City. The term of the agreement was for four years and it required the Company to pay $89 million over four years, plus issue fully vested and performance-based warrants to purchase shares of the Company's common stock. These transactions were premised on the assumption that the traffic to the Company’s website that would be obtained from these arrangements would permit it to earn revenues greater than the payments made to them. These assumptions proved to be untrue, and since the Company was unsuccessful in generating sufficient revenues to offset these expenditures, the Company renegotiated these agreements. Both of these agreements were renegotiated in April 2000 and are no longer in effect.

     Due to our renegotiation, the carriage of the Company’s service on the GO Network has ended and the Company’s relationship with AOL has terminated. The Company and AOL remain parties to a separate contract for which the Company was paid $8.0 million in advance. This contract imposes obligations on the Company relating to the development of a personal medical record tool and could result in potential financial penalties to the Company if such tool is not satisfactorily developed by it.

     In order to attract and retain its audience of users, the Company must provide health content, tools and other features, which meet the changing demands of those users.

     One of the Company’s fundamental business objectives is for its website to be a reputable source of health information and services. As with any form of media that depends on consumer usage and interest, the Company has to provide editorial content and other features such as interactive tools between users and its website in order to continue to attract and retain its audience of users. The Company expects that competitive factors will create a continuing need for it to retain, improve and add to its editorial content, interactive tools and other features. The Company will not only have to expend significant funds and other resources to continue to improve its network, but the Company must also properly anticipate and respond to consumer preferences and demands. Competition for content has increased the fees charged by high quality content providers and the Company expects this trend to continue. The addition of new features will also require that the Company continue to improve the technology underlying its website. These requirements require significant time and financial commitments, and the Company may fail to implement them quickly and efficiently. If the Company fails to expand the breadth of its offerings quickly or if these offerings fail to achieve market acceptance, our business will suffer significantly as a result of decreased consumer interest in its website and a reduction in advertising and sponsorship revenues.

     The Company’s online business model relies on Internet advertising and sponsorship activities, which may not be an effective or profitable marketing media and may create a perceived conflict of interest issue.

     Although the Company’s revised business plan focuses on sources of revenue in addition to advertising, its future continues to depend in part on increased use of the Internet as an advertising medium. The Company expects to derive a portion of its revenues from advertising and sponsorships. The Internet advertising market is new and rapidly evolving, and the Company cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions remain uncertain. Most of the Company’s current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. The Company cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for Internet advertising fails to develop or develops more slowly than we expect, then the Company’s ability to generate advertising revenues would suffer. Further, the Company’s relationship with advertisers and sponsors could be perceived as a conflict of interest by users regardless of the safeguards put in place to segregate the Company’s editorial and commercial activities. The Company is cognizant of the decline in the Internet advertising market and will strive to reduce its dependence on advertising revenues in the future.

     Companies use various pricing models to sell advertising on the Internet. For example, some arrangements rely on the display of an “impression” to a user, while others require that the user gain access to the advertiser’s website by clicking on a direct link located on the Company’s website. It is difficult for the Company to predict which, if either, will emerge as the industry standard, thereby making it difficult to project its future advertising rates and revenues. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a website, no accurate measurement of visitors to a website, and no one accurate measurement for any given Internet visitor metric. The Company’s advertising revenues could also suffer in the same way if the Company is unable to adapt to new forms of Internet advertising. Moreover, “filter” software programs have become available in the marketplace that filter, limit or prevent advertising from being delivered to an Internet user’s computer. Widespread adoption of this software could halt the commercial viability of Internet advertising.

     The process of managing advertising is an increasingly important and complex task. The Company has retained L90, Inc. to perform ad sales representation and to act as its exclusive third party advertising sales agent for its website. There can be no assurance that the Company or third party companies will effectively manage and measure the placement of advertisements on the Company’s websites and that errors will not occur. The Company cannot assure you that there will be no miscalculations of these or other measurements in the future. Any miscalculations or other problems with reporting these measurements could have a material adverse effect on the Company’s business, financial condition or stock price.

     In order to execute the Company’s growth plan the Company must attract, retain and motivate highly skilled employees, and the Company faces significant competition from other Internet-related, “brick and mortar” and traditional media companies in doing so.

     The Company’s ability to execute its growth plan and be successful also depends on its continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, Chairman of the Board, the Company depends on the continued services of key board members, its senior management and other personnel. The Company has faced particular challenges recently in light of its well-publicized difficulty in obtaining funds and capital, its low stock price which has fallen below the exercise price of most of the stock options granted to employees and a very competitive labor market for technology workers. In addition, market trends indicate that many employees are generally seeking jobs with traditional “brick and mortar” companies, which are perceived as providing better job security, as opposed to Internet-related businesses. Recently, a significant number of the Company’s employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. The Company may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and the Company expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If the Company does not succeed in attracting new personnel or retaining and motivating its current personnel, the Company will experience difficulty in sustaining the level and quality of its business.

     The Company depends, and will continue to depend on third-party relationships, many of which are short-term or terminable, to generate advertising and provide it with content.

     The Company depends, and will continue to depend, on a number of third-party relationships to increase traffic on www.drkoop.com and www.drDrew.com and generate advertising and other revenues. Outside parties on which the Company depends include unrelated website operators that provide links to the Company’s website, providers of health content and portals which provide it with the ability to operate and run the website. Many of the Company’s arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at any time by either party. The Company cannot assure you that third parties regard the Company’s relationship with them as important to their own respective businesses and operations. They may reassess their commitment to the Company at any time in the future and may develop their own competitive services or products. In addition, there can be no assurance that the businesses of such operators and providers will remain viable and continue operations in the future.

     The Company intends to produce only a portion of the health content that will be found on its network. The Company will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. The Company’s content agreement for the Drug Checker feature on the Company’s website is up for renewal in the next year. Failure to renew existing content relationships may result in a competitor acquiring a key content provider on an exclusive basis. This could make the Company’s network less attractive or useful to end users, which could reduce the Company’s advertising and e-commerce revenues.

     The Company cannot assure you that it will be able to maintain relationships with third parties that supply it with content, carriage, software or related products or services that are crucial to the Company’s success, or that such content, carriage, software, products or services will be able to sustain any third-party claims or rights against their use. Also, the Company cannot assure you that the content, software, products or services of those companies that provide access or links to the Company’s website will achieve market acceptance or commercial success. As a result, the Company’s existing relationships might not result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for it.

     If the Company’s ability to expand its network infrastructure is constrained in any way the Company could lose customers and suffer damage to its operating results.

     Presently, a relatively limited number of consumers use the Company’s website. The Company must continue to expand and adapt its network infrastructure to accommodate additional users, increased transaction volumes and changing consumer and customer requirements and preferences. The Company may not be able to accurately project the rate or timing of increases or changes, if any, in the use of its website or to expand and upgrade its systems and infrastructure to accommodate such increases or changes, if any. The Company’s systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause its users to instead use the online services of its competitors.

     Many of the Company’s service agreements, such as those with its online community’s partners, contain performance standards. If the Company fails to meet these standards, its partners could terminate their agreements with it or require that the Company refund part or all of the license fees. The loss of any of the Company’s service agreements and/or associated revenues would directly and significantly impact the Company’s business. The Company may be unable to expand or adapt its network infrastructure to meet additional demand or its customers’ changing needs on a timely basis, at a commercially reasonable cost, or at all.

     The Company may have liability for information it provides on its website or which is accessed from its website.

     Because users of the Company’s website access health content and services relating to a condition they may have or may distribute the Company’s content to others, third parties may sue it for defamation, negligence, copyright or trademark infringement, personal injury or other matters. The Company could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. Privacy concerns have also resulted in recent actions by the Federal Trade Commission and other government agencies. Others could also sue it for the content and services that are accessible from the Company’s website through links to other websites or through content and materials that may be posted by its users in chat rooms or bulletin boards. While the Company’s agreements, including those with content providers, in some cases provide that the Company will be indemnified against such liabilities, such indemnification, if available, may not be adequate. The Company’s insurance may not adequately protect it against these types of claims. Further, its business is based on establishing the drkoop network as a trustworthy and dependable provider of health information and services. Allegations of impropriety, even if unfounded, could therefore damage the Company’s reputation and business.

     Any failure or inability to protect the Company’s intellectual property rights could adversely affect the Company’s business.

     The Company’s intellectual property is important to its business. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect the Company’s intellectual property. The service mark “DRKOOP.COM” is registered in the United States, and other applications are pending for other service marks which incorporate the Dr. Koop name. The Company also owns applications and registrations in the United States for other marks. The Company’s right to use the Dr. Koop name is granted to it under an agreement with Dr. C. Everett Koop. If the Company loses its right to use the Dr. Koop name, the Company would be forced to discontinue use of the service marks, change its corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact the Company’s business. The Company also relies on a variety of technologies that are licensed from third parties, including the Company’s database and Internet server software, which is used in its website to perform key functions. These third-party licenses may not be available to it on commercially reasonable terms in the future.

     We do not expect to pay dividends, and investors should not invest in our common stock expecting to receive dividends.

     We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Holders of Series D Preferred are entitled to receive quarterly dividends at the rate of 8% per annum and are payable only when, as, and if declared by our Board of Directors. Such dividends are noncumulative. No dividends may be paid on any common stock or any security junior to the Series D Preferred unless all dividends on the Series D Preferred for past and current dividends have been paid. Investors should not purchase our common stock with the expectation of receiving cash dividends. In addition, if the Company issues additional shares of preferred stock in the future, holders of such shares would likely be entitled to a dividend preference as well over holders of common stock.

     We are subject to anti-takeover provisions in our charter and in our contracts that could delay or prevent an acquisition of our company, even if such an acquisition would be beneficial to our stockholders.

     Certain provisions of our certificate of incorporation, our bylaws, Delaware law and material contracts to which we are a party could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

     Our business may face additional risks and uncertainties not presently known to us, which could cause our business to suffer.

     In addition to the risks specifically identified in this section or elsewhere in this report, we may face additional risks and uncertainties not presently known to us or that we currently deem immaterial which may ultimately impair our business, results of operations and financial condition.

     Risks Related to The Company’s Industry

     E-Business Division

     Consumers and the healthcare industry must accept the Internet as a source of health content and services for the Company’s business model to be successful.

     To be successful, the Company must attract to its network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company’s business model assumes that consumers will use health information available on its network, that consumers will access important health needs through electronic commerce using its website, and that local healthcare organizations and other participants in the healthcare industry will affiliate with it. The Company’s business model also assumes that the services provided on its network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that consumers will accept this practice. The Company’s prior business model has been proven to be unsuccessful and the Company has not reached break-even as to earnings or cash flow. In addition, its revenues which have historically been and continue to be primarily based on advertising and e-commerce, have declined significantly in the last twelve months. The Company’s revenues for the quarter ended June 30, 2001 were $813,000 as compared to revenues of $2.5 million for the quarter ended June 30, 2000.

     The Internet industry is highly competitive and changing rapidly, and the Company may not have the resources to compete adequately.

     The number of Internet websites offering users health content, products and services is vast and increasing. These companies compete with the Company for users, advertisers, e-commerce transactions and other sources of online revenues. In addition, traditional media and healthcare providers compete for consumers’ attention both through traditional means as well as through new Internet initiatives. The Company believes that competition for health consumers will continue to increase as the Internet develops as a communication and commercial medium. The Company competes directly for users, advertisers, e-commerce merchants, syndication partners and other affiliates with numerous Internet and non- Internet businesses, including:

•	health-related online services or websites targeted at consumers, such as healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, thriveonline.com and webmd.com;

•	online and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite@Home, Inc.; Lycos Corporation and GO.com, which commonly distribute multiple sources of health data;

•	electronic merchants and conventional retailers that provide health goods and services competitive to those available from links on its website;

•	hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

•	healthcare information technology organizations such as Healtheon/WebMD, Cerner, IDX and Eclipsys.

     Many of these potential competitors are likely to enjoy substantial competitive advantages compared to the Company, including:

•	the ability to offer a wider array of online products and services;

•	larger production and technical staffs;

•	greater name recognition and larger marketing budgets and resources;

•	larger customer and user bases; and

•	substantially greater financial, technical and other resources.

     To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and the its competitors’ innovations by continuing to enhance its products and services, as well as its distribution, sales and marketing channels. The Company must also meet or exceed evolving consumer expectations and competitive standards regarding medical ethics, Internet ethics and privacy concerns. Increased competition could result in a loss of the Company’s market share or a reduction in its prices or margins. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services or consolidate with each other or form other strategic alliances.

     There is no established market for the consumer health e-commerce transactions the Company facilitates.

     The Company plans to develop relationships with retailers, manufacturers and other providers to offer health products and services through direct links from its website to their website. Such a strategy involves numerous risks and uncertainties. There is no established business model for the sale of health products or services over the Internet. Accordingly, the Company has limited experience in the sale of products and services online and the development of relationships with retailers, manufacturers or other providers of such products and services, and the Company cannot predict the rate at which consumers will elect to engage in this form of commerce or the compensation that the Company will receive for enabling these transactions.

     Consumers may sue the Company if any of the products or services that are sold through its website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Some of the Company’s agreements with manufacturers, retailers and other providers contain provisions intended to limit its exposure to liability claims. These limitations may not however prevent all potential claims, and the Company’s insurance may not adequately protect it from these types of claims. Liability claims could require it to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage the Company’s reputation and its business.

     Internet capacity constraints may impair the ability of consumers to access the Company’s website, which could hinder its ability to generate advertising revenues.

     The Company’s success will depend, in part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial medium because of:

•	inadequate development of the necessary infrastructure such as a reliable network backbone;

•	timely development of complementary products such as high speed modems;

•	delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity; and

•	increased government regulation.

     If the Internet continues to experience significant growth in the number of users and the level of use, then the Internet infrastructure may not be able to support the demands placed on it.

     The Company’s online business is dependent on the continuous, reliable and secure operation of its website and related tools and functions it provides as well as the Internet generally. The Company relies on the Internet and, accordingly, depends upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures, which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. There have also been recent incidents involving significant disruptions to websites and the Internet generally caused by hackers through the spread of computer viruses, denial of service attacks or similar actions which compromise network security and reliability or damage the personal computers and networks of users. The Company has also suffered service outages from time to time, although to date none of these interruptions has significantly harmed its business operations or financial condition. To the extent that the Company’s service is interrupted, its users will be inconvenienced, the Company’s commercial customers will suffer from a loss in advertising or transaction delivery may be diminished and the Company’s reputation may be damaged. Some of these outcomes could directly result in a reduction in its stock price, significant negative publicity and litigation. The Company’s computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company does not have full redundancy for all of its computer and telecommunications facilities and does not maintain a back-up data facility. The Company’s business interruption insurance may be inadequate to protect it in the event of a catastrophe. The Company also depends on third parties to provide potential users with web browsers and Internet and online services necessary for access to its website. In the past, the Company’s users have occasionally experienced difficulties with Internet and other online services due to system failures, including failures unrelated to its systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business for the same reasons as stated above.

     Growth of Internet businesses, particularly in the healthcare sector, may be impacted by privacy or security concerns.

     In February of 2000, concerns about access to consumers’ private data on the Internet were raised through published reports regarding whether the practices of a large third-party ad serving corporation could result in the identification of individual consumers by their Internet behavior. In response to these reports, the Company took immediate action, such as designating a Chief Privacy Officer; launching a privacy center, which explains to consumers issues regarding online privacy; releasing a more detailed privacy statement; and severing our business relationship with our ad serving company and replacing it with an in-house ad serving solution, which was subsequently moved to another third-party ad server with whom the Company has successfully negotiated a specialized privacy protection agreement. Pursuant to this agreement, personally identifiable information will not be collected from consumers without the specific opt-in consent of the consumer for the purpose intended, and furthermore, where such information is voluntarily provided by the consumer, it will be protected and not shared without a specific consent by the consumer to do so. In December 1999, the Company helped form a consortium of over a dozen e-Health companies called Hi-Ethics, which is dedicated to adopting “best practice standards” for companies in the sector. The group ratified and released privacy principles related to content, advertising, electronic commerce, and connectivity in the second quarter of 2000.

     The Company retains confidential customer information in its database, and there is no way of determining whether the usage of health websites may be adversely impacted by such concerns. While the Company’s privacy statement makes clear that no personally identifiable user data will be shared without such individual’s express consent, it is critical that the facilities and infrastructure which allow it to enforce this policy remain secure and are perceived by consumers to be secure. Despite the implementation of privacy and security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive events. Security and privacy are important concerns for the Company especially as it develops additional interactive tools which will retain private user data on its system, and any perception that this personal data is not private and secure would likely be a severe public relations problem for the Company and its brand.

     Since the Company operates an Internet-based network, its business is subject to government regulation relating to the Internet, which could impair its operations.

     Because of the increasing use of the Internet as a communication and commercial medium, the government has adopted and may adopt additional laws and regulations with respect to the Internet covering such areas as user privacy, pricing, content, taxation, copyright protection, distribution and characteristics and quality of production and services.

     Since the Company operates a health network over the Internet, the Company’s business is subject to government regulation specifically relating to medical devices, the practice of medicine and pharmacology, healthcare regulation, insurance and other matters unique to the healthcare area.

     Laws and regulations have been or may be adopted with respect to the provision of health-related products and services online, covering areas such as:

•	the regulation of medical devices;

•	the practice of medicine and pharmacology and the sale of controlled products such as pharmaceuticals online;

•	the regulation of government and third-party cost reimbursement; and

•	the regulation of insurance sales.

     FDA Regulation of Medical Devices. The U.S. government considers some computer applications and software to be medical devices and subjects these medical device applications and software to regulation by the United States Food and Drug Administration. The Company does not believe that the FDA will regulate the Company’s current applications or services; however, the Company’s applications and services may become subject to FDA regulation. Additionally, the Company may expand its application and service offerings into areas that subject it to FDA regulation. The Company has no experience in complying with FDA regulations. The Company believes that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent the Company’s introduction of new applications or services.

     Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology requires licensing under applicable state law. The Company has endeavored to structure its website and online affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could impact on our business by resulting in lawsuits or otherwise requiring that the Company substantially change its business to comply with those statutes. If the Company were required to comply with these licensing statutes, compliance could be costly or not possible. Further, any liability based on a determination that the Company engaged in the practice of medicine without a license may be excluded from coverage under the terms of the Company’s current general liability insurance policy. The operations of the Company’s Home Healthcare Division, as described below, will be subject to these legal requirements.

     State Insurance Regulation. In addition, the Company markets insurance online, offered by unrelated third parties, and receives referral fees from those providers in connection with this activity. The use of the Internet in the marketing of insurance products is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to the Company’s activities. The Company has not sought or received a license under any state’s insurance laws. If the Company were required to comply with such licensing laws, compliance could be costly or not possible.

     Home Healthcare Division

     The home healthcare market is competitive and subject to lawsuits.

     The segments of the offline healthcare market in which IVonyx operates are highly competitive and are becoming more competitive. In each of our lines of business, there are relatively few barriers to entry. Our competitors include national providers and local providers of healthcare products. Also, infusion therapy is being affected by increasing availability in oral form of medications, which previously were available only by intravenous infusion.

     In addition, participants in the healthcare market are subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. We face the risk that such claims will increase once we enter the home infusion therapy market and other sections of the health and wellness market. We intend to maintain insurance against professional and product liability; however, a successful claim substantially in excess of our insurance coverage limits could have a materially adverse effect upon us. Further, insurance policies are subject to annual renewal, and it may not be possible to obtain liability insurance in the future on acceptable terms to us or at all. Also, claims against us, regardless of their merit or eventual outcome, may have a material adverse effect upon our reputation.

     Complex laws and regulations are applicable to IVonyx’s business and future changes in those laws and regulations could have a material adverse effect on us.

     The healthcare industry, including home infusion therapy services, is subject to stringent laws and regulations at both the federal and state levels, requiring compliance with licensing and certification, complex reimbursement, record-keeping, health information exchange and medical waste disposal and safety requirements. We presently anticipate that we can procure all necessary permits, licenses and certifications; however, failure to obtain, renew or maintain required regulatory approvals or licenses could have a material adverse effect on our business.

     Federal law sets forth health information standards to provide guidelines for electronic transactions and code sets, unique provider, employer, health plan and patient identifiers, security and electronic signatures as well a protecting privacy in the exchange of identifiable health information. The Department of Health and Human Services has released two rules mandating compliance with federal standards. First, if the IVonyx transaction is consummated, we will be required to implement the uniform standards governing common healthcare transactions by October 16, 2002 and to comply with new standards relating to the privacy of the use and disclosure of individually identifiable health information by April 14, 2003. Rules governing the security of health information have been proposed but have not yet been issued in final form.

     At this time, we anticipate that we will be able to comply with the new federal requirements following our asset acquisition of IVonyx; however although we cannot estimate the cost of compliance with the new and proposed requirements, it will likely have a significant effect on the manner in which IVonyx exchanges health information. The cost of compliance, therefore, could have a material adverse effect on our business, financial condition, results of operation or cash flow. Our failure to comply with the new federal laws may result in criminal penalties and civil sanctions.

     Financial relationships between IVonyx and physicians or other referral sources are subject to strict and ambiguous limitations under Medicare and Medicaid fraud and abuse laws and under the so-called Stark Law. In addition, the provision of services, pharmaceuticals and equipment are subject to strict licensing and safety requirements. Following our asset acquisition of IVonyx, violations of these laws and regulations could subject us to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Changes in these healthcare laws, new interpretations of the existing laws, or changes in payment methodologies may have a significant effect on our business and results of operations.

     Pricing and payment pressures could have a material adverse effect on us.

     The healthcare industry is currently experiencing market-driven reforms placing pressure on healthcare providers to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation. The effect of the consolidation may create downward pressure on home healthcare margins as payors such as managed care organizations and suppliers exert pricing pressures on home healthcare providers. IVonyx’s commercial and managed care provider customers represented in excess of 80% of IVonyx’s annual revenues in 2000. Also, the home healthcare industry is generally characterized by long collection cycles for accounts receivables due to the complex and time consuming requirements for obtaining reimbursement from payors. In connection with the asset acquisition of IVonyx, we are not acquiring IVonyx’s accounts receivables. Accordingly, following our asset acquisition of IVonyx, we will have to build up the receivables base from which we can collect against which we can borrow. Because we will incur operating expenses relating to IVonyx’s business following consummation of the acquisition before the receivables base is built up and collected, we expect that our working capital will be initially negatively impacted. While state prompt-payment laws and management’s collection efforts can help accelerate the timing of payment, no assurances can be made that these efforts will be successful in reducing the level of accounts receivables. In addition, few barriers to entry exist in local home healthcare markets. As a result, we may face increased competition in the future that may further increase pricing pressure and limit our ability to maintain or increase our market share. The ultimate timing and effect of these market-driven reforms cannot be predicted. These reforms may result in a material adverse effect on our business, results of operation or financial condition.

     Healthcare reform may materially affect our business.

     The healthcare industry is subject to a dynamic regulatory environment. Changes in the law, new interpretations of existing laws or changes in reimbursement methodologies may have a significant effect on the definition of allowable activities, the costs of doing business and the amount of reimbursement from government and other third-party payors. Efforts to contain the federal budget, including the Medicare and Medicaid programs, have brought about healthcare reform proposals. State legislators have also, from time to time, considered healthcare reform proposals. Congress and state legislators can be expected to continue to review areas ripe for reform in healthcare delivery systems and reimbursement methodologies and the public will continue to debate these issues in the future. The ultimate timing and effect of federal and state legislative efforts is uncertain. Any such legislation may result in a material adverse effect on our business, results of operation, cash flow or financial condition.

     Consumer Products

     The dietary supplement market is highly competitive and we may not have the resources to compete effectively.

     Numerous companies, most of which are significantly larger in size and possess greater financial, personnel, distribution and other resources than us, compete with us in the development, manufacture and marketing of dietary supplements. These companies include large and regional supplement manufacturers, pharmaceutical companies and food distributors, among others. We do not currently have operating experience in this area. Competition from such companies could have a material adverse effect on us because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than ours. We also face competition in both the health food store and mass market distribution channels from private label dietary supplements and multivitamins offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains.

     The Company’s future sales of the dietary supplements and other future consumer products are dependent on consumer and industry perception of these products’ efficacy, safety and quality.

     While the Company intends that all drkoop branded dietary supplement formulations bearing the drkoop brand be based on scientific evidence, future sales will be highly dependent upon consumers’ perception of the safety and quality of drkoop branded products as well as similar products distributed by other companies (which may not adhere to the same quality standards as drkoop branded products). The Company could be adversely affected in the event any of the drkoop branded products or any similar products distributed by other companies should prove or be asserted to be ineffective or unsafe to consumers. In addition, because of the Company’s dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers’ failure to consume the drkoop branded products as suggested by the manufacturer of such products or other misuse or abuse of the drkoop branded products or any similar products distributed by other companies could have a material adverse effect on the Company’s results of operations and financial condition. Furthermore, the Company believes the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

     Product Liability

     The Company faces risk of exposure to product liability claims in the event that the use of drkoop branded products results in injury. The Company anticipates becoming an additional insured under a new insurance policy to be obtained by Gemini Pharmaceuticals, with which it has contracted to manufacture its dietary supplement product line. In addition, Gemini has agreed to indemnify the Company for injuries to third parties from products covered by its agreement with Gemini. However, there can be no assurance that such insurance will become available through Gemini or if available will be adequate to cover liabilities or that Gemini will be able to comply with its indemnification obligations in the absence of insurance coverage. Even if the insurance coverage through Gemini becomes unavailable, there can be no assurance the Company can obtain insurance at a reasonable cost or at all.

     Complex laws and regulations are applicable to the Company’s consumer product business and future changes in those laws and regulations could have a material adverse effect on it.

     The Company has entered into a license agreement with Gemini Pharmaceuticals pursuant to which it will license the drkoop brand to Gemini in connection with the production, promotion, advertisement, sale and distribution of certain dietary supplements. The Company will participate in the ongoing advertisement and marketing efforts relating to these products. Gemini will be responsible for manufacturing, packaging, shipping, distribution and sale of the products, among other responsibilities.

     The Federal Food and Drug Administration (“FDA”) regulates the formulations, manufacturing and labeling of dietary supplements in the United States under the Federal Food, Drug and Cosmetic Act, or FFDCA, and the regulations promulgated thereunder. The FFDCA defines the terms “food” and “dietary supplement” and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. In October 1994, the FFDCA was amended by enactment of the Dietary Supplement and Health Education Act (“DSHEA”), which introduced a new statutory framework governing the composition and labeling of dietary supplements. DSHEA created a new class of dietary supplements, which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. Significantly, the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe.

     In addition, dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (“NLEA”), which amended the FFDCA, that prohibits the use of any health claims for dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. However, the DSHEA amends the NLEA by providing that “statements of nutritional support” may be used in labeling for dietary supplements without FDA pre-approval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements commonly referred to as “structure function” claims may describe how particular nutritional supplements affect the structure, function or general well being of the body.

     The FDA has broad authority to enforce the provisions of the laws and regulations applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize information about a hazardous product, to issue warning letters, and to institute criminal proceedings. The Company can provide no assurance that either the Company or Gemini will meet all FDA requirements applicable to their respective obligations under the license agreement. Failure of either party to meet such FDA requirements could have a material adverse effect on the Company’s results of operations and financial condition.

     The Federal Trade Commission (“FTC”), which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions, and the payment of fines by the companies involved. In addition, the FTC has increased its scrutiny of infomercials and Internet sites. The FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising. The Company can provide no assurance that the FTC will not scrutinize the advertising of the products that are the subject of the licensing agreement and pursue enforcement actions against the Company or Gemini in the future.

     The Company may also be subject to additional laws and regulations administered by the FDA, the FTC, or other regulatory authorities, such as the individual state attorney generals who have authority under individual state consumer protection laws to impose injunctions and fines within their states. In addition, if the Company elects to distribute or permit the distribution of drkoop branded products in countries other than the United States the Company would become subject to regulatory requirements in those countries. The Company is unable to predict the nature of such laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, may have on its business. Among other things, they could require the reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on the Company's results of operations and financial condition.

     Forward-looking statements contained in this report may not be realized.

     This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks faced by us described above and elsewhere in this Form 10-Q. We undertake no obligation after the date of this report to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     We are not subject to any meaningful market risks related to currency, commodity prices or similar matters.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a consolidated class action lawsuit (the “Consolidated Action”) in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the Company’s securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class and approved lead plaintiffs’ selection of lead plaintiffs’ counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. In June of 2001, the Consolidated Action was settled in principle, and a Memorandum of Understanding has been executed by counsel for plaintiffs and defendants to evidence the agreement in principle. The settlement contemplates a $4.25 million cash payment by the Company’s insurance carriers and the issuance of 4,000,000 7-year warrants to the plaintiffs with an exercise price of $2.50 per share. The settlement is subject to execution of a definitive settlement agreement and to court approval. In connection with the settlement, the Company recorded a charge for the 4,000,000 warrants expected to be issued with a fair value of $584,000, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 175% volatility; risk free interest rate of 5.0%; and expected life of seven years.

     The Company is also a nominal defendant, and certain of its prior officers and directors are defendants, in a derivative action lawsuit (the Derivative Action”) in the United States District Court for the Western District of Texas captioned Manju Ahuja v. Georgen-Saad et al. The Derivative Action, which was filed on January 9, 2001, asserted various claims that the Company allegedly has against the defendants for alleged breaches of fiduciary duty and other purported wrongdoings. The Company’s time to respond to the complaint has not yet expired. Separately, the Company has received a letter demanding that it initiate a derivative action lawsuit asserting various claims that the letter alleges that it has against certain of its prior officers and directors for alleged breaches of fiduciary duty and other alleged wrongdoings. The settlement in principle of the Consolidated Action described above, which remains subject to execution of a definitive settlement agreement and court approval, also applies to the Derivative Action.

     The Company’s counsel has also received letters from a representative of a regional office of the United States Securities and Exchange Commission (the “SEC”) stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that voluntarily provide the SEC with information regarding such events and circumstances. The SEC letters state that the SEC’s request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letters was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letters. In June of 2001, the SEC began taking deposition testimony from various individuals whom the SEC believes have personal knowledge of the events under investigation. The Company is voluntarily cooperating with the SEC with regard to these depositions.

     The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, has been brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into the Company’s common stock and breach of contract. The Company believes that the claims alleged in the lawsuit are without merit and intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California and the County of Los Angeles, Central District captioned Sunrise International Leasing Corporation vs. drDrew.com, Inc. et al. The lawsuit, which was filed on March 2, 2001, by Sunrise International Leasing Corporation, alleges that the Company wrongfully took possession of certain equipment owned by Sunrise and seeks monetary damages and return of the equipment. The Company believes that the claims alleged in this matter are without merit and intends to defend the lawsuit vigorously.

     The Company and certain of its prior officers and prior and current directors are defendants in a class action lawsuit in the United States District Court for the Southern District of New York captioned Gertsberg vs. drkoop et al. The lawsuit, which was filed on July 11, 2001, has been brought on behalf of a purported class of purchasers of the Company’s common stock between June 8, 1999, and December 6, 2000. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company’s initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Two other class action lawsuits, each filed on July 26, 2001 and containing similar allegations have been filed against the Company and certain of its prior officers and prior and current directors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The Company believes that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company’s initial public offering and, as they relate to the Company, are without merit. The Company intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California of the County of Los Angeles, West District, captioned Transamerica Business Credit Corporation vs. drkoop.com, Inc. The lawsuit, which was filed on July 3, 2001, alleges that the Company wrongfully took possession of certain leased equipment owned by Transamerica and seeks monetary damages in excess of $1.75 million and return of the equipment.

     The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company’s financial condition and results of operations.

     The Company is also involved in other claims and disputes which are incidental to the regular conduct of business and which it does not presently believe to be material.

Item 2. Changes in Securities and Use of Proceeds

(c)	Private Placements of Securities.

     Not applicable.

(d)	Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities.

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

     The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b)	Reports on Form 8-K for the quarter ended June 30, 2001.

Reports on Form 8-K filed on July 9, 2001: The text of a press release, describing the settlement of a consolidated securities class action lawsuit as well as a shareholder’s derivative lawsuit filed in the same court.

Reports on Form 8-K filed on July 16, 2001: Describing the Company’s determination to pursue a private placement financing.

Reports on Form 8-K filed on July 27, 2001: Describing certain recent developments at the Company, including the Company and IVonyx’s agreement to amend the asset purchase agreement, the license agreement entered into by and between the Company and Gemini Pharmaceuticals, a lawsuit filed against the Company and certain of its prior officers and prior and current directors, and certain financial information of the Company.

Reports on Form 8-K filed on July 31, 2001: Including as an exhibit, Amendment No. 1 of Asset Purchase Agreement, by and among the Company, IVonyx Group Services, Inc., IVonyx, Inc., and drkoop LifeCare, Inc. (formerly known as Infusion Acquisition Sub, Inc.).

Reports on Form 8-K filed on August 8, 2001: Containing certain historical financial information of IVonyx Group Services, Inc. and pro forma financial information of the Company and IVonyx.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

drkoop.com, Inc.

Date: August 14, 2001	/s/ Stephen Plutsky

Name Stephen Plutsky Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description

1.1(i)	Form of Underwriting Agreement.

3.1(i)	Restated Certificate of Incorporation of drkoop.com, Inc, a Delaware corporation, as currently in effect.

3.2(i)	Bylaws of drkoop.com, Inc., a Delaware corporation, as currently in effect.

3.3(i)	Form of Bylaws of drkoop.com, Inc., a Delaware corporation, as in effect after the closing of the offering made under this registration statement.

3.4(i)	Form of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation, to be filed after the closing of the offering made under this registration statement.

3.5(i)	Certificate of Amendment of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation.

3.6(v)	Certificate of Designation of Series 8% Convertible Preferred Stock of drkoop.com, Inc.

4.1(i)	Specimen common stock certificate.

4.2(v)	Bridge Warrant to purchase 13,071,107 shares issued to ComVest Venture Partner L.P.

4.3(v)	Bridge Warrant to purchase 1,714,607 shares issued to Commonwealth Associates, L.P.

4.4(v)	Bridge Warrant to purchase 6,142,857 shares issued to Commonwealth Associates, L.P.

4.5(v)	Form of Prime Investor Warrants.

4.6(v)	Prime Warrants to purchase 3,629,000 shares issued to Prime Ventures, LLC.

4.7(v)	Amended and Restated Registration Rights Agreement dated as of August 22, 2000 by and among the company, Commonwealth Associates, L.P. and the other signatures thereto.

10.1(i)	Amended and Restated 1997 Stock Option Plan.

10.2(i)	1999 Equity Participation Plan.

10.3(i)	Amended and Restated Registration Rights Agreement, dated as of January 29, 1999.

10.4(i)	Employment Agreement dated January 27, 1999 by and between Company and Susan M. Georgen-Saad.

10.5(i)	Employment Agreement dated August 1, 1997 by and between Company and Donald W. Hackett.

10.6(i)	Employment Agreement dated August 1, 1997 by and between Company and Robert C. Hackett, Jr.

10.7(i)	Employment Agreement dated August 1, 1997 by and between Company and Louis A. Scalpati.

10.8(i)	Employment Agreement dated January 15, 1999 by and between Company and Dennis J. Upah.

10.9+(i)	Distribution Agreement dated April 9, 1999 by and between Company and Infoseek Corporation.

10.10+(i)	Content Agreement dated March 30, 1999 by and between Company and the Trustees of Dartmouth College.

10.11+(i)	D.A.R.T. Service Agreement dated November 15, 1998 by and between Company and DoubleClick, Inc.

10.12+(i)	Distribution Agreement dated April 9, 1999 by and between Company and Buena Vista Internet Group.

10.13(i)	Software Sale, License and Development Agreement dated January 29, 1999 by and between Company and HealthMagic, Inc.

10.14+(i)	Content License and Distribution Agreement dated March 10, 1999 by and between Company and @Home Network.

10.15(i)	Tradename License Agreement dated January 5, 1999 by and between Company and C. Everett Koop, M.D.

10.16(i)	Consulting Letter Agreement dated October 1, 1997 by and between Company and C. Everett Koop, M.D.

10.17+(i)	License Agreement dated July 13, 1998 by and between Company and Multum Information Services, Inc.

10.18+(i)	Linking Agreement dated February 10, 1999 by and between Company and Physicians’ Online.

10.19+(i)	Content License Agreement dated December 11, 1998 by and between Company and Excite, Inc. (terminated on March 1, 1999)

10.20+(i)	Interim Linking Agreement dated January 28, 1999 by and between Company and Quotesmith.com.

10.21+(i)	First Amendment to License Agreement dated March 25, 1999 by and between Company and Multum Information Services, Inc.

10.22(i)	Tradename License Agreement dated June 1, 1998 by and between Company and Nancy Snyderman, M.D.

10.23	Reserved

10.24(i)	Agreement for Sub-Sublease dated May 20, 1998 by and between Company and The Software Atelier L.L.C.

10.25	Reserved

10.26+(i)	Internet Advertising Sales Agreement dated October 16, 1998 by and between Company and WinStar Interactive Media Sales, Inc.

10.27(i)	Consulting Letter Agreement dated October 1, 1997 by and between Company and John Zaccaro.

10.28+(i)	Sponsorship Agreement dated March 11, 1999 by and between Company and Vitamin Shoppe Industries, Inc.

10.29+(i)	Preferred Partner Agreement dated April 1999 by and between Company and Salon Internet, Inc.

10.30(i)	Master Community Partner Program Agreement dated January 29, 1999 by and between Company and Adventist Health System Sunbelt Healthcare Corporation.

10.31	Reserved

10.32(i)	Form of Community Partner Program Agreement.

10.33(i)	Form of Indemnification Agreement.

10.34(i)	1999 Employee Stock Purchase Plan.

10.35(i)	Investment Agreement dated January 29, 1999 by and among Company, Adventist Health System Sunbelt Healthcare Corporation and HealthMagic, Inc.

10.37(i)	Letter Agreement dated January 29, 1999 by and among Company, Superior Consultant Holdings Corporation, Adventist Health System Sunbelt Healthcare Corporation, HealthMagic, Inc. and Donald W. Hackett.

10.38(i)	Stock Restriction Agreement dated January 29, 1999 by and among Company, HealthMagic, Inc. and Adventist Health System Sunbelt Healthcare Corporation.

10.39(i)	Loan Agreement dated December 24, 1998 between Company and Neal Longwill.

10.40(i)	Form of Loan Agreement between Company and accredited investors.

10.41(i)	Loan Agreement dated March 3, 1999 between Company and Adventist Health System Sunbelt Healthcare Corporation.

10.42(i)	Warrant to Purchase Shares of Common Stock Issued to Infoseek Corporation as of April 9, 1999.

10.43(i)	Agreement for Issuance and Sale of Stock between Company and Superior Consultant Holdings Corporation dated April 28, 1998.

10.44(i)	Letter of Donald W. Hackett dated April 28, 1998 constituting a Voting Agreement between Donald W. Hackett and Superior Consultant Holdings Corporation.

10.45(i)	Option and Put Agreement dated April 28, 1998 between Company and Superior Consultant Holdings Corporation.

10.46(i)	Service Agreement dated April 29, 1998 between Company and Superior Consultant, Inc., a wholly owned subsidiary of Superior Consultant Holdings Corporation.

10.47(i)	Warrant to Purchase Shares of Common Stock Issued to Buena Vista Interactive Group as of April 9, 1999.

10.48(ii)	Netscape Agreement.

10.49(iii)	Amended Name & Likeness Agreement by and between Company and C. Everett Koop, M.D.

10.50+(iii)	Interactive Services Agreement by and between Company and America Online, Inc.

10.51+(iii)	Development and Services Agreement by and between Company and America Online, Inc.

10.52(iii)	Registration Rights Agreement by and between Company and America Online, Inc.

10.53(iii)	Warrant to Purchase 1,570,932 shares of Common Stock Issued to America Online dated July 1, 1999.

10.54+(iii)	Performance Warrant to Purchase 1,570,932 shares of Common Stock Issued to America Online dated July 1, 1999.

10.55+(iii)	Performance Warrant to Purchase 2,749,131 shares of Common Stock Issued to America Online dated July 1, 1999.

10.56(iii)	Lease Agreement by and between Company and Plaza 7000, Ltd.

10.57+(iv)	First Amendment to Interactive Services Agreement by and between the Company and America Online, Inc. effective April 12, 2000.

10.58+(iv)	Amendment to Distribution Agreement by and between the Company and Buena Vista Internet Group and by and between the Company and Infoseek Corporation effective April 15, 2000.

10.59(iv)	Warrant to Purchase 820,000 Shares of Common Stock issued to Infoseek Corporation dated April 24, 2000.

10.60(iv)	Registration Agreement by and between the Company and Adventist Health System Sunbelt Healthcare Corporation effective April 18, 2000.

10.61(iv)	Second Amended and Restated Name and Likeness Agreement by and between the Company and Dr. C. Everett Koop effective June 22, 2000.

10.62(iv)	Placement Agency Agreement by and between the Company and Commonwealth Associates, L.P. dated June 23, 2000.

10.63(iv)	General Security Agreement by and among the Company, Commonwealth Associates, L.P. and ComVest Venture Partners, L.P. dated June 23, 2000.

10.64(iv)	Registration Rights Agreement by and among the Company, Commonwealth Associates, L.P. and ComVest Capital Management, LLC dated June 23, 2000.

10.65(iv)	8% Senior Secured Promissory Note by and between the Company and ComVest Venture Partners, L.P. dated June 23, 2000.

10.66(iv)	8% Senior Secured Promissory Note by and between the Company and Commonwealth Associates, L.P. dated June 23, 2000.

10.67(iv)	Warrant to Purchase 3,200,000 Shares of Common Stock Issued to ComVest Venture Partners, L.P. dated June 23, 2000.

10.68(iv)	Warrant to Purchase 800,000 Shares of Common Stock Issued to Commonwealth Associates, L.P. dated June 23, 2000.

10.69(iv)	Warrant to Purchase 2,500,000 Shares of Common Stock Issued to ComVest Venture Partners, L.P. dated June 30, 2000.

10.70(iv)	Credit Agreement by and between the Company and Commonwealth Associates, L.P. dated June 30, 2000.

10.71(iv)	Promissory Note by and between the Company and Commonwealth Associates, L.P. dated June 5, 2001.

10.72(iv)	Employment Agreement Extension by and between the Company and Donald W. Hackett dated June 16, 2000.

10.73(iv)	Employment Agreement Extension by and between the Company and Louis A. Scalpati dated June 16, 2000.

10.74(iv)	Agreement and Complete Release by and between the Company and Peter Brumleve dated April 12, 2000.

10.75(iv)	Agreement and Complete Release by and between the Company and Ian Bagnall dated June 6, 2000.

10.76(iv)	Agreement and Complete Release by and between the Company and Susan M. Georgen-Saad dated July 5, 2000.

10.77(iv)	Agreement and Complete Release by and between the Company and John Osborne dated July 7, 2000.

10.78(iv)	Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27, 2000.

10.79(iv)	Amendment to the Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27, 2000.

10.81(v)	Amendment to Agency Agreement dated as of August 22, 2000 between the Company and Commonwealth Associates, L.P.

10.81(v)	Letter Agreement dated August 18, 2000 between Commonwealth Associates, L.P. and the Company.

10.82(v)	Letter Agreement dated August 22, 2000 between Prime Ventures, LLC and the Company.

10.83(v)	Form of Lock-up Agreement.

10.84(v)	Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Richard M. Rosenblatt.

10.85(v)	Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Edward A. Cespedes.

10.86(v)	Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Stephen Plutsky.

10.87(v)	Employment Agreement dated August 22, 2000 by and between the Company and Richard M. Rosenblatt.

10.88(v)	Employment Agreement dated August 22, 2000 by and between the Company and Edward Cespedes.

10.89(v)	Employment Agreement dated August 22, 2000 by and between the Company and Stephen Plutsky.

10.90(v)	Employment Agreement dated October 24, 2000 by and between the Company William H. Carlson.

10.91(v)	Asset Purchase Agreement dated November 1, 2000 by and between Sherwood Partners, Inc. and the Company.

10.92(vi)	Employment Agreement dated November 14, 2000 between Greg Taylor and the Company.

10.93(vi)	Option Agreement dated November 14, 2000 between Greg Taylor and the Company.

10.94(vi)	Financial Advisory Service Agreement dated February 28, 2001 between the Company and Commonwealth Associates, L.P.

10.95(vii)	Asset Purchase Agreement, by and among IVonyx Group Services, Inc., IVonyx, Inc., the Company, and Infusion Acquisition Sub, Inc., dated as of April 13, 2001.

10.96(viii)	Third Amended and Restated Name and Likeness Agreement by and between the Company and Dr. C. Everett Koop effective May 1, 2001.

10.97(ix)	License Agreement by and between Gemini Pharmaceuticals and drkoop.com, Inc., dated as of June 21, 2001.

10.98(x)	Amendment No. 1 to Asset Purchase Agreement, by and among IVonyx Group Services, Inc., IVonyx, Inc., drkoop.com, Inc., and drkoop LifeCare, Inc. (formerly known as Infusion Acquisition Sub, Inc.), dated as of July 30, 2001.

10.99	Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and Edward A. Cespedes.

10.100	Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and Stephen Plutsky.

10.101	Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and Greg Taylor.

10.102	Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and William H. Carlson.

10.103	Engagement Letter dated as of June 8, 2001 by and between the Company and Commonwealth Associates, L.P.

10.104	Non-Qualified Stock Option Agreement dated as of August 6, 2001 by and between the Company and Richard M. Rosenblatt.

10.105	Non-Qualified Stock Option Agreement dated as of August 6, 2001 by and between the Company and Richard M. Rosenblatt.

(i)	Incorporated by reference from the Company’s Form S-1 (333-73459).

(ii)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter and six months ended June 30, 1999, filed August 13, 1999.

(iii)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1999, filed November 15, 1999.

(iv)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter and six months ended June 30, 2000, filed August 21, 2000.

(v)	Incorporated by reference from the Company’s current report on Form 8-K dated August 22, 2000, filed September 1, 2000.

(vi)	Incorporated by reference from the Company’s annual report on Form 10-K dated December 31, 2000, filed April 2, 2001.

(vii)	Incorporated by reference from the Company’s current report on Form 8-K dated April 13, 2001, filed April 16, 2001.

(viii)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2001.

(ix)	Incorporated by reference from the Company’s current report on Form 8-K dated July 27, 2001, filed July 27, 2001.

(x)	Incorporated by reference from the Company’s current report on Form 8-K dated July 31, 2001, filed July 31, 2001.

+	Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.