Form 10-Q
period 2001-09-30
DRKOOP COM INC
filed 2001-11-14
CIK 1073794

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                               (2) Yes [X] No [ ]

     As of November 12, 2001 there were 51,791,108 shares of the Registrant's common stock outstanding, which does not include shares of common stock issuable upon exercise or conversion of outstanding preferred stock, warrants and options.

================================================================================
                         drkoop.com, Inc. and Subsidiary
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001
                                      INDEX

                                                                                              PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2001 (Unaudited) and December 31, 2000             3
Consolidated  Statements  of  Operations  for the three and nine months ended  September 30,    4
2001 and 2000 (Unaudited)
Consolidated  Statement  of Changes  in  Stockholders'  Deficit  for the nine  months  ended    5
September 30, 2001 (Unaudited)
Consolidated  Statements of Cash Flows for the nine months ended September 30, 2001 and 2000    6
(Unaudited)
Notes to Consolidated Financial Statements (Unaudited)                                          7
Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of   16
Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk                             43
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                                      43
Item 2. Changes in Securities and Use of Proceeds                                              44
Item 3. Defaults Upon Senior Securities                                                        46
Item 4. Submission of Matters to a Vote of Security Holders                                    46
Item 5. Other Information                                                                      46
Item 6. Exhibits and Reports on Form 8-K                                                       46
SIGNATURES                                                                                     48

Item 1: Financial Information

                        drkoop.com, Inc., and Subsidiary
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                                  September 30,   December 31,
                                                                                     2001             2000
                                                                                  ------------    ------------
                                                                                  (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents                                                       $   2,577       $  11,464
   Trade accounts receivable, net                                                      2,837             447
   Inventory                                                                             724              --
   Prepaid expenses and other current assets                                           2,445           2,648
                                                                                   ---------       ---------
            Total current assets                                                       8,583          14,559
                                                                                   ---------       ---------
Property and equipment, net                                                            2,352           6,297
Intangible assets, net                                                                 2,074              --
Other assets                                                                           1,338             355
                                                                                   ---------       ---------
            Total assets                                                           $  14,347       $  21,211
                                                                                   =========       =========

             LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Trade accounts payable                                                          $   3,392       $   2,488
   Accrued liabilities                                                                 3,035           3,315
   Leases payable                                                                         40           1,000
   Short term notes payable                                                              369              --
   Other liability                                                                       455              --
   Line of credit                                                                      1,127              --
   Deferred credit                                                                     2,000           2,000
   Deferred revenue                                                                      501             895
                                                                                   ---------       ---------
            Total current liabilities                                                 10,919           9,698
                                                                                   ---------       ---------
Leases payable, less current portion                                                      25             933
Other liability, less current portion                                                  1,232              --
Deferred credit                                                                        1,500           3,000
                                                                                   ---------       ---------
            Total liabilities                                                         13,676          13,631
                                                                                   ---------       ---------
Commitments and contingencies (note 8)
Convertible preferred stock (note 7):
   Series D convertible preferred stock, par value $.001; 15,000,000 shares authorized; liquidation value of $38,336 and $41,250 at September 30,
     2001 and December 31, 2000, respectively; 2,555,750 and 2,750,000 shares issued and outstanding at September 30, 2001 and December 31, 2000,
     respectively                                                                     22,886          24,625

  Series E convertible preferred stock, par value $.001; 636,000 shares authorized; 520,000 and 0 shares issued and outstanding at September 30,
    2001 and December 31, 2000, respectively; liquidation value $7,800 and $0
    at September 30, 2001 and December 31, 2000, respectively                          4,655              --

Stockholders' deficit:
Common stock, par value $.001; 500,000,000 shares authorized at September
  30, 2001 and December 31, 2000; 50,550,319 and 39,733,410 shares issued and
  outstanding at September 30, 2001 and December 31, 2000, respectively                   51              40

Additional paid-in capital                                                           189,711         186,643
Deferred stock compensation                                                           (4,912)         (6,801)
Accumulated deficit                                                                 (211,720)       (196,927)
                                                                                   ---------       ---------
            Total stockholders' deficit                                              (26,870)        (17,045)
                                                                                   ---------       ---------

            Total liabilities, convertible preferred stock, and
              stockholders' deficit                                                $  14,347       $  21,211
                                                                                   =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        drkoop.com, Inc., and Subsidiary
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                                        -----------------------------------------------------------------
                                                             2001           2000            2001             2000
                                                          ---------       ---------       ---------       ---------
 Revenue:
   Net patient revenue                                    $   2,674       $      --       $   2,674       $      --
   Content subscription and software license                    349             838           1,271           2,521
   Advertising and sponsorship                                  141           1,208             901           6,791
                                                          ---------       ---------       ---------       ---------
      Total revenue                                           3,164           2,046           4,846           9,312
                                                          ---------       ---------       ---------       ---------
Operating expenses:
   Cost of patient revenue                                    1,192              --           1,192              --
   Production, content and product development                1,724           4,179           5,165          15,942
   Sales and marketing                                          619          11,459           1,451          55,885
   General and administrative                                 2,960           8,727           7,812          16,420
   Provision for doubtful accounts                              107              --             107              --
   Depreciation and amortization                                255           1,318             709           3,900
   Special charges                                              951              --           4,536              --
   Write off of investment and intangible assets                 --              --              --           7,444
   Amortization of deferred credit                             (500)           (500)         (1,500)         (1,500)
                                                          ---------       ---------       ---------       ---------
      Total operating expenses                                7,308          25,183          19,472          98,091
                                                          ---------       ---------       ---------       ---------
Loss from operations                                         (4,144)        (23,137)        (14,626)        (88,779)
Interest expense, net                                           349           7,255             167           6,931
                                                          ---------       ---------       ---------       ---------
      Net loss                                               (4,493)        (30,392)        (14,793)        (95,710)
Beneficial conversion feature related to Series D
   preferred stock                                               --         (27,500)             --         (27,500)
Beneficial conversion feature related to Series E
   preferred stock                                           (2,700)             --          (2,700)             --
                                                          ---------       ---------       ---------       ---------
      Net loss attributable to common stockholders        $  (7,193)      $ (57,892)      $ (17,493)      $(123,210)
                                                          =========       =========       =========       =========
Basic and diluted net loss per share attributable to
   common stockholders                                    $   (0.15)      $   (1.60)      $   (0.41)      $   (3.65)
                                                          =========       =========       =========       =========
Weighted average shares used in computing basic and
   diluted net loss per share attributable to common
   stockholders                                              46,514          36,222          42,657          33,789
                                                          =========       =========       =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         drkoop.com, Inc. and Subsidiary
           Consolidated Statement of Changes in Stockholders' Deficit
                        (dollars and shares in thousands)
                                   (unaudited)

                                                        COMMON STOCK          ADDITIONAL     DEFERRED
                                                     ------------------        PAID-IN        STOCK        ACCUMULATED
                                                     SHARES       AMOUNT       CAPITAL     COMPENSATION      DEFICIT       TOTAL
                                                     ------     ---------     ---------    ------------    -----------   ---------
Balance at December 31, 2000                         39,733        $   40     $ 186,643      $  (6,801)     $(196,927)   $ (17,045)

Issuance of stock to acquire IVonyx assets            5,000             5           545             --             --          550

Issuance of stock under employee plans                  253            --            41             --             --           41

Issuance of stock options under plan                     --            --             3             (3)            --           --

Issuance of warrants pursuant to class action
settlement agreement (Note 8)                            --            --           584             --             --          584

Issuance of stock options pursuant to
acquisition of Stayfit                                   --            --            44             --             --           44

Conversion of convertible preferred
stock                                                 5,564             6         1,734             --             --        1,740

Deferred stock compensation                              --            --           117           (117)            --           --

Beneficial conversion feature relating  to
Series E preferred stock                                 --            --         2,700             --             --        2,700

Beneficial conversion feature relating  to
Series E preferred stock                                 --            --        (2,700)            --             --       (2,700)

Amortization of deferred stock compensation              --            --            --          2,009             --        2,009

Net loss                                                 --            --            --             --        (14,793)     (14,793)
                                                     ------        ------     ---------      ---------      ---------    ---------

Balance at September 30, 2001                        50,550        $   51     $ 189,711      $  (4,912)     $(211,720)   $ (26,870)
                                                     ======        ======     =========      =========      =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                         drkoop.com, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             ----------------------
                                                               2001          2000
                                                             --------      --------
Cash flows operating activities:
   Net loss                                                  $(14,793)     $(95,710)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                               709         4,238
      Amortization of stock based non-cash charges              4,043        25,231
      Amortization of non-cash interest expense                    --         7,260
      Amortization of deferred credit                          (1,500)       (1,500)
      Provision for doubtful accounts                             107           984
      Other non-cash charges                                    3,899            --
      Write off of investment and intangible asset                 --         7,444
   Changes in assets and liabilities:
      Trade accounts receivable                                (2,497)        3,838
      Other receivable                                             --         4,000
      Inventory                                                  (162)           --
      Prepaid expenses and other current assets                  (586)       12,929
      Trade accounts payable                                    1,212        (4,471)
      Accrued liabilities                                        (287)       (5,103)
      Related party payables                                       --            (2)
      Deferred revenue                                           (394)       (1,739)
                                                             --------      --------
         Cash used in operating activities                    (10,249)      (42,601)
                                                             --------      --------
Cash flows from investing activities:
      Purchase of property and equipment                         (203)       (1,081)
      Payment for acquisition of IVonyx assets                 (2,706)           --
      Advances to IVonyx                                         (875)           --
      Proceeds from sale of property and equipment                416            --
      Acquisition of intangible assets                            (22)           --
      Acquisition of StayfitUSA.com assets                       (213)           --
                                                             --------      --------
         Cash used in investing activities                     (3,603)       (1,081)
                                                             --------      --------
Cash flows from financing activities:
      Repayments of capital leases                               (858)           --
      Proceeds from issuance of preferred stock, net            4,655        24,625
      Proceeds from line of credit                              1,127            --
      Proceeds from exercise of stock options                      41           293
      Proceeds from issuance of common stock, net                  --           419
      Proceeds from bridge loan and line of credit                 --         1,900
      Repayment of bridge loan and line of credit                  --        (1,900)
                                                             --------      --------
            Cash provided by financing activities               4,965        25,337
                                                             --------      --------
      Decrease in cash and cash equivalents                    (8,887)      (18,345)
      Cash and cash equivalents at beginning of period         11,464        35,706
                                                             --------      --------
      Cash and cash equivalents at end of period             $  2,577      $ 17,361
                                                             ========      ========

         The accompanying notes are an integral part of the consolidated financial statements.

                         drkoop.com, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

     1.   Description of the Business

     Organization

     Through its e-Business segment, drkoop.com, Inc., a Delaware corporation (together with its subsidiary, the "Company"), operates an Internet-based consumer healthcare network and certain other websites. Its network consists of a consumer-focused interactive website that provides users with comprehensive health information and services, as well as affiliate relationships with other websites, healthcare organizations and traditional media outlets. Its website, www.drkoop.com, is a healthcare portal which integrates dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services online.

     The Company established its Home Healthcare segment ("Dr. Koop LifeCare") by completing its acquisition of the operating assets of IVonyx Group Services, Inc. ("IVonyx") on August 20, 2001. Dr. Koop LifeCare is a healthcare company engaged in the business of providing home infusion and related health services in numerous states. Dr. Koop LifeCare is located in Livonia, Michigan.

     The Company has generated significant operating losses and negative cash flows from operations, which have been financed in part by equity. As of September 30, 2001, the Company had a working capital deficit of approximately $336,000 after adjustment for the deferred credit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has developed and implemented certain plans aimed at returning the Company to profitability. These plans include strategies to increase revenues from its home healthcare services and other activities to reduce operating expenses. The Company's ability to execute these strategies is subject to numerous risks and may be adversely affected by the actions of third-party reimbursement sources, as well as market conditions beyond the control of the Company's management. Management believes that the Company will require additional debt or equity financing by the end of the current fiscal year or in the first quarter of fiscal year 2002 to meet its operating obligations and continue its operations. The Company is currently exploring several alternatives to address its liquidity needs.

     2.   Basis of presentation and Summary of Significant Accounting Policies

     The consolidated financial statements included herein are unaudited and reflect all adjustments, which, in the opinion of management, are necessary to fairly present the Company's financial position, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

     Principles of Consolidation

     The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions are eliminated in consolidation.

     Accounts Receivable

     The Company's accounts receivable consist primarily of accounts due from various insurance companies, institutions, Medicare, Medicaid and patients. The Company performs ongoing credit evaluations at the subsidiary level and maintains contractual allowances and bad debt reserves for potential credit losses.

     Inventory

     Inventory consists of pharmaceuticals and supplies primarily used in the Company's infusion services and is stated at the lower of cost (first-in, first-out method) or market value.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

     Revenue Recognition

     e-Business Segment

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

     Sponsorship revenues are derived principally from contracts ranging from three to twelve months in term under which the Company commits to provide sponsors enhanced promotional opportunities that go beyond traditional banner advertising. Sponsorships are designed to support broad marketing objectives, including branding, awareness, product introductions, research and transactions, frequently on an exclusive basis. Sponsorship agreements typically include the delivery of a guaranteed minimum number of impressions and the design and development of customized pages on the website that enhance the promotional objectives of the sponsor. Costs associated with the creation of the customized pages are minimal and expensed as incurred. Sponsorship revenues are recognized at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight-line rate over the term of the contract, provided that no significant obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of impressions or times that an advertisement appears in pages viewed by the users of our website. Additionally, depending upon the complexity of an advertising or sponsorship revenue arrangement, the Company may provide initial site design consulting and engineering services that require the development and implementation of specific website enhancements prior to launching a co-branded site. Revenues and related costs for initial site design and engineering services are recognized under contract accounting.

     Content subscription and software license revenues are derived from contracts under the Dr. Koop Community Partner Program with local affiliates such as healthcare providers and third party payor organizations. Content subscription and software license revenues are recognized ratably over the term of the Community Partner Program contract, generally ranging from three months up to two years. Software licenses are also sold as a stand-alone product independent of the Community Partnership Program.

     The Company reports revenue from the sale of software licenses for various interactive tools. The Company recognizes revenue from software licenses upon product shipment and acceptance by the customer, as the Company has fulfilled all obligations related to the licenses.

     Dr. Koop LifeCare Segment

     Revenues are recognized as the related services are rendered and are recorded net of contractual allowances. Contractual allowances represent the difference between revenue at established rates and the amounts realizable from third-party reimbursement sources. A portion of the Company's revenues are billed to third-party reimbursement sources, and accordingly, the ultimate collectibility of a portion of the Company's accounts receivable is susceptible to changes in third-party reimbursement policies. The Company records a provision for bad debts for revenues it estimates to be uncollectible.

     Net patient revenue is reported at estimated net realizable amounts from patients, third party payors and others for services rendered and includes estimated retroactive revenue adjustments due to future audits, reviews and investigations. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews and investigations.

     Revenue from the Medicare and Medicaid programs accounted for approximately 20% of the Company's net patient revenue for the nine months ended September 30, 2001. Laws and regulations governing Medicare and Medicaid are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     Reclassifications

     Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and the related notes to make them consistent with the current presentation format of the Company.

     3.   Accounts Receivable

     Accounts receivable are net of allowance for doubtful accounts of $898,000 and $1.2 million at September 30, 2001 and December 31, 2000, respectively.

     4.   Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are comprised of the following (in thousands):

                                              September 30,  December 31,
                                                2001            2000
                                              ------------   -----------
              Prepaid warrant expense        $   198            $ 1,647
              Prepaid content expense            122                 69
              Assets held for sale               700                300
              Tax refund receivable               33                 --
              Insurance receivable               600                 --
              Other                              792                632
                                             -------            -------
                  Total                      $ 2,445            $ 2,648
                                             =======            =======

     5.   Property and Equipment

     Property and equipment, net are comprised of the following (in thousands):

                                                   September 30,  December 31,
                                                        2001         2000
                                                   -------------  ------------
     Computer equipment                               $ 1,029      $ 4,041
     Software                                           1,767        2,696
     Medical equipment                                     50           --
     Furniture and fixtures                               383          922
     Vehicles                                              33           --
     Leasehold improvements                               242        1,932
                                                      -------      -------
        Total property and equipment, at cost           3,504        9,591

     Accumulated depreciation                          (1,152)      (3,294)
                                                      -------      -------
        Property and equipment, at net book value     $ 2,352      $ 6,297
                                                      =======      =======

     Depreciation and amortization expense of $255,000 and $1.3 million, for the quarters ended September 30, 2001 and 2000 is included in the statements of operations. Depreciation expense of $709,000 and $3.9 million for the nine month periods ended September 30, 2001 and 2000, respectively, is included in the statements of operations.

     6.   Line of Credit (in thousands):

                                                                                   September 30,  December 31,
                                                                                       2001           2000
                                                                                   -------------  ------------
Line of credit from a financial institution; interest at Prime plus 1.75% (7.75%      $ 1,127        $  --
at September 30, 2001), payable on August 20, 2003; collateralized by all assets of Dr. Koop LifeCare; commitment fee equal to 1% of the maximum loan amount ($10 million); monthly usage fee of 0.0425% of the average amount by which the maximum loan amount exceeds the average amount of outstanding principal balance during the preceding month and payable on the first business day of the successive calendar month; loan management fee of 0.083% of the average amount of the outstanding principal balance during the preceding month and payable on the first business day of the successive calendar month.


     Available borrowings under the line of credit are based on certain accounts receivable and can be used for working capital requirements. The maximum credit limit under the line of credit is $10 million. The availability of funds under the line of credit is based on the amount of the accounts receivable balance outstanding. As of September 30, 2001 the Company did not have any additional availability under the line of credit.

     The credit agreement related to the line of credit contains covenants and requires maintenance of certain financial ratios. Default on any covenant could affect the ability to borrow under the agreement, and if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the credit agreement. As of September 30, 2001, the Company was not in violation of any covenants contained in the line of credit agreement.

     7.   Preferred Stock

     In August 2001 the Company completed a private placement (the "Private Placement") of 520,000 shares of Series E 8% convertible preferred stock (the "Series E Preferred"). The Series E Preferred was issued for $10 per share and each share of Series E Preferred has a liquidation preference of $15 per share, plus accrued and unpaid dividends. The 520,000 shares of Series E Preferred are convertible into 65 million shares of common stock, reflecting a conversion price of $0.08 per share, subject to adjustment. In connection with this transaction, the Company recorded a beneficial conversion feature charge of $2.7 million.

     In connection with the consummation of the Private Placement, the placement agent was issued warrants to purchase 36,000 shares of Series E Preferred, which are currently convertible into 4.5 million shares of common stock at an exercise price of $0.08 per share. The warrants were valued using the Black-Scholes option-pricing model with the following weighted average assumptions: zero dividend yield; 175% volatility; risk-free rate of 5.0% and a legal life of seven years. The fair value of the warrants were $486,000 and were accounted for as an offering cost of the Private Placement. Such warrants are immediately exercisable by the placement agent.

     As a result of the Private Placement of Series E Preferred and the issuance of EITF D-98 "Classification and Measurement of Redeemable Securities", which the Company elected to adopt early, as of September 30, 2001, the Series D convertible preferred stock and the Series E Preferred have been reclassified outside of stockholders' deficit in the accompanying consolidated balance sheets.

     8.   Commitments and Contingencies

     Legal Matters

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the Company's securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class and approved lead plaintiffs' selection of lead plaintiffs' counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. In June of 2001, the Consolidated Action was settled in principle, and a Memorandum of Understanding has been executed by counsel for plaintiffs and defendants to evidence the agreement in principle. The settlement contemplates a $4.25 million cash payment by the Company's insurance carriers and the issuance of 4,000,000 7-year warrants to the plaintiffs with an exercise price of $2.50 per share. The settlement is subject to court approval. In connection with the settlement, the Company recorded a charge for the 4,000,000 warrants to be issued with a fair value of $584,000, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 175% volatility; risk free interest rate of 5.0%; and expected life of seven years.

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

     The Company's counsel has also received letters from a representative of a regional office of the United States Securities and Exchange Commission (the "SEC") stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that the Company voluntarily provide the SEC with information regarding such events and circumstances. The SEC letters state that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letters was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letters. In June of 2001, the SEC began taking deposition testimony from various individuals whom the SEC believes have personal knowledge of the events under investigation. The Company has voluntarily cooperated with the SEC with regard to these depositions.

     The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, has been brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into the Company's common stock and breach of contract. In October 2001, the parties entered into a memorandum of understanding settling the action, and the final settlement papers were signed on November 6, 2001. The cash component of the settlement was paid by the Company's insurance carrier.

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

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a class action lawsuit in the United States District Court for the Southern District of New York captioned Gertsberg vs. drkoop et al. and two nearly identical actions. The lawsuits, which were filed on July 11, 2001, have been brought on behalf of a purported class of purchasers of the Company's common stock between June 8, 1999 and December 6, 2000. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company's initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The Company believes that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company's initial public offering and, as they relate to the Company, are without merit. The Company intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California of the County of Los Angeles, West District, captioned Transamerica Business Credit Corporation vs. drkoop.com, Inc. The lawsuit, which was filed on July 3, 2001, alleges that the Company wrongfully took possession of certain leased equipment owned by Transamerica and seeks monetary damages in excess of $1.75 million and return of the equipment. The parties are currently in settlement negotiations.

     The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

     The Company is also involved in other claims and disputes which are incidental to the regular conduct of business and which the Company does not presently believe to be material.

     9.   Related Party Transactions

     In March 2001, the Company entered into a sublease agreement with Prime Ventures, LLC ("Prime"). This agreement covers approximately 5,000 square feet of office space for the Company's principal executive offices. The sublease agreement is effective as of November 1, 2000 and provides for rent of $18,338 per month. Pursuant to this sublease agreement, Prime will continue to use a portion of the lease space for rent of $4,000 per month. Prime paid the Company $16,000 and $28,000 for its share of the rent during the three and nine months ended September 30, 2001, respectively. The Company also paid Prime $2,632 and $267,759 in the three and nine months ended September 30, 2001 as a reimbursement of expenses paid by Prime on behalf of the Company.

     Since 1997, the Company has paid a consulting fee to a stockholder in the amount of $20,000 per month. This agreement was amended on May 1, 2001. Total payments, including expenses, paid to this stockholder were $60,874 and $64,489 for the quarters ended September 30, 2001 and 2000, respectively and were $173,307 and $207,531 for the nine months ended September 30, 2001 and 2000, respectively. On October 1, 2001, the agreement was amended to reduce the amount paid monthly to $15,000, however the fee earned was to continue to accrue at $20,000 per month.

     In connection with our acquisition of the operating assets of IVonyx, the Company advanced approximately $722,000 of expenses of IVonyx as of September 30, 2001 that it had not expected to incur. Although these obligations had not been assumed by the Company, the Company believes it needed to cover these expenses to prevent its Dr. Koop LifeCare business from being materially adversely affected. Additionally, Dr. Koop LifeCare has provided billing and collections services for IVonyx of approximately $153,000 through September 30, 2001. These amounts have been recorded as a receivable. The Company expects to collect a portion of these amounts beginning in the first quarter of 2002, although there can be no assurance that IVonyx will be able to or will pay the Company these amounts by the end of the first quarter of 2002, or at all. Certain directors and officers of the Company are also directors and officers of IVonyx.

     The Company engaged Commonwealth Associates, L.P. as its exclusive financial advisor with respect to its efforts to obtain a senior secured loan and/or subordinated loan. In consideration of such services, the Company paid Commonwealth a cash fee of $100,000 upon its entering into a working capital facility in connection with the closing of the IVonyx transaction.

     In February 2001, the Company entered into an agreement with Commonwealth, whereby it engaged Commonwealth as its exclusive financial advisor to provide financial advisory services and other investment banking services to the Company in connection with merger and acquisition transactions. Under this agreement, the Company paid Commonwealth $200,000 in connection with the consummation of the IVonyx transaction.

     In connection with the Private Placement, the Company (i) paid to Commonwealth a cash fee in the amount of $300,000, (ii) reimbursed Commonwealth for its out-of-pocket expenses in connection with the Private Placement in the amount of approximately $123,000, and (iii) issued to Commonwealth seven-year warrants to purchase 36,000 shares of Series E Preferred, at an exercise price of $10.00 per share.

     10.  Segment Information

     During the quarter ended September 30, 2001, the Company operated in two business segments: e-Business and Home Health Care, through its Dr. Koop LifeCare business. The Dr. Koop LifeCare activities consist of providing home infusion therapy treatments to patients in eleven northeastern states. Segment operating loss is defined as total segment revenue reduced by operating expenses identifiable to that business segment. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales.

                                                               (in thousands)
                                              --------------------------------------------------
                                              e-Business      Dr. Koop Life Care    Consolidated
Nine Months Ended September 30, 2001
Revenue ................................         $ 2,172            $ 2,674            $ 4,846
Depreciation and amortization ..........             684                 25                709
Loss from operations ...................          14,418                208             14,626
Total assets ........................              7,959              6,388             14,347

Nine Months Ended September 30, 2000
Revenue ................................         $ 9,312                 --            $ 9,312
Depreciation and amortization ..........           3,900                 --              3,900
Loss from operations ...................          88,779                 --             88,779
Total assets ...........................          47,156                 --             47,156

Three Months Ended September 30, 2001
Revenue ................................         $   490            $ 2,674            $ 3,164
Depreciation and amortization ..........             230                 25                255
Loss from operations ...................           3,936                208              4,144
Total assets ...........................           7,959              6,388             14,347

Three Months Ended September 30, 2000
Revenue ................................         $ 2,046                 --            $ 2,046
Depreciation and amortization ..........           1,318                 --              1,318
Loss from operations ...................          23,137                 --             23,137
Total assets ...........................          47,156                 --             47,156


     11.  Acquisition

     Acquisition of IVonyx assets

     On August 20, 2001, the Company acquired the operating assets, excluding accounts receivable, of IVonyx, which was a privately-held provider of intravenous infusion services. The acquisition was accounted for as a purchase. Under this method of accounting, the purchase consideration is allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values, with the excess purchase consideration being allocated to goodwill. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets."

     Consideration paid by the Company in the IVonyx acquisition was approximately $3.3 million, consisting of the issuance of approximately 5 million shares of the Company's common stock, approximately $2 million of cash consideration and payment of acquisition costs of approximately $700,000. For purposes of the unaudited pro forma information provided below; the fair market value of $0.11 per share of the Company's common stock was used based on its average market price per share, for the period including two days before and after August 20, 2001, the date of final determination of the settlement amount to be paid.

        Value of the Company's common stock
           (5 million shares at $0.11 per share)      (in thousands)
        Common stock, $.001........................          $   5
        Additional paid-in-capital.................            545
                                                             -----
        Total increase.............................          $ 550
                                                             =====


     Asset purchase

     The allocation of the purchase price is based on an independent appraisal and a comprehensive evaluation of tangible and intangible assets acquired and liabilities assumed. The allocation to the assets purchased is as follows (in thousands):

        Inventory..................................      $  562
        Property and equipment.....................         621
        Deposits...................................          35
        Contracts/customer lists...................         890
        Provider permits/licenses..................          50
        Goodwill...................................       1,140
                                                         ------
        Total consideration........................      $3,298
                                                         ======


     The consideration paid is as follows (in thousands):

        Cash                                           $2,000
        Common stock...............................       550
        Direct acquisition costs...................       706
        Capital lease obligations assumed..........        42
                                                       ------
        Total consideration........................    $3,298
                                                       ======


     In addition to the above described consideration, the Company may be required to make one (and only one) of the following additional earnout payments to IVonyx as part of the consideration in this acquisition:

     - if net income of Dr. Koop LifeCare, for the first 12 month period following the closing exceeds $2.0 million but is less than $3.0 million, the Company will be obligated to pay IVonyx an additional $666,667 plus 33% of the incremental net income above $2 million;

     - if net income of Dr. Koop LifeCare, for the first 12 month period following the closing exceeds $3.0 million but is less than $5.0 million, the Company will be obligated to pay IVonyx an additional $2.0 million and 2.5 million shares of its common stock; or

     - if net income of Dr. Koop LifeCare, for the first 12 month period following the closing exceeds $5.0 million, the Company will be obligated to pay IVonyx an additional $2.0 million and 7.5 million shares of its common stock.

     Unaudited pro forma results of operations for the nine month periods ended September 30, 2001 and 2000 are prepared, as if the Company and Dr. Koop LifeCare had been combined as of the beginning of the applicable year. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of the Company and Dr. Koop LifeCare, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                                          Pro Forma
                                                                   ----------------------
                                                                      Nine Months Ended
                                                                   ----------------------
                                                                        September 30,
                                                                   ----------------------
                                                                       (in thousands)
                                                                   ----------------------
                                                                     2001         2000
                                                                   --------     ---------
      Net sales                                                    $ 20,978     $  30,883

      Net loss                                                     $(19,118)    $(122,260)

      Basic and diluted net loss per share attributable to
      common stockholders assuming dilution                        $ (0.41)      $  (3.15)

     12.  Supplemental Cash Flows Information

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                          (in thousands)
                                                        ------------------
                                                         2001        2000
                                                        ------     -------
Supplemental disclosure of cash and non-cash
  investing and financing activities:
Cash paid for interest                                  $  446     $   168
                                                        ======     =======
Deferred stock compensation related to options
  granted                                               $    3     $10,624
                                                        ======     =======
Acquisition of assets under capital lease               $   42     $ 1,918
                                                        ======     =======
Issuance of warrants to partner                         $   --     $ 1,719
                                                        ======     =======
Issuance of common stock to partner                     $   --     $ 9,625
                                                        ======     =======
Issuance of common stock for services and debt
  settlement                                            $   --     $   735
                                                        ======     =======
Issuance of common stock for IVonyx assets
  acquired                                              $  550     $    --
                                                        ======     =======
Forfeiture of employee options upon termination         $   --     $   404
                                                        ======     =======
Beneficial conversion feature                           $2,700     $27,500
                                                        ======     =======
Issuance of warrants upon private placement             $  486     $ 9,918
                                                        ======     =======
Non-cash financing of insurance policies                $  369     $    --
                                                        ======     =======

     13.  Special charges

     Special charges for the quarter ended September 30, 2001 are comprised of (in thousands):

             Write off related to acquisition of Stayfit        $308
             Lease termination costs                             643
                                                                ----
             Total special charges                              $951
                                                                ====

     14.  New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apartment from goodwill. We have adopted SFAS No. 141 effective July 1, 2001. In connection with the acquisition discussed in Note 11, we adopted SFAS No. 141.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We are currently evaluating the impact of SFAS No. 142. We must adopt SFAS No. 142 by January 1, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS No. 144 on our future earnings and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2001, we had an accumulated deficit of approximately $212 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in expanding our Dr. Koop LifeCare business, and in the areas of advertising, distribution, brand promotion, content development, sales and marketing and operating infrastructure. Until recently, our business model assumed that consumers would be attracted to and use health information and related content available on our online network which would, in turn, allow us the opportunity to sell advertising designed to reach those consumers. However, this business model was not successful. Our expanded business model assumes that we will be able to generate additional revenues from our Dr. Koop branded health and wellness offerings (through online and offline programs), which we have recently initiated or intend to initiate in the future and through the provision of home infusion services through our Dr. Koop LifeCare business. We also plan to enter the health and wellness markets and have entered into an exclusive manufacturing and distribution agreement with Gemini Pharmaceuticals to manufacture, market and sell the Dr. Koop branded line of dietary supplements.

     Our business model is not yet proven. We have limited financial resources to implement it and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or conform to expectations of the public markets. We have incurred unanticipated expenditures relating to the Dr. Koop LifeCare business, which has resulted in a significant cash flow strain for us. As a result, we now believe that we will need to obtain additional debt or equity financing (in addition to the amounts we are able to borrow under Dr. Koop LifeCare's working capital facility) by the end of the 2001 fiscal year or in the first quarter of fiscal year 2002 in order to meet our operating obligations and continue our operations. We are currently exploring several alternatives to address our liquidity needs.

     If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing may be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If we are unable to obtain additional financing or such financing is not available when required or is not available on acceptable terms, we may be unable to meet our operating obligations or continue our operations. See "Risk Factors."

Forward-Looking Statements

     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto included elsewhere in this report. This document contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this document, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. We do not intend to update any of the forward-looking statements after the date of this filing on Form 10-Q to conform these statements to actual results.

     Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Form 10-K for the year ended December 31, 2000.

Overview

     Our objective is to become a leading provider of science-based, branded healthcare products, services and information to the "Baby Boomer" generation. We focus our efforts on

     -    Knowledge - through our popular Dr. Koop branded website, drkoop.com;

     - Prevention - through a line of Dr. Koop branded consumer products, (currently we license the Dr. Koop brand for use on four different dietary supplements); and

     - Treatment - through our home healthcare segment, currently offering home infusion therapies.

     We are committed to providing the Baby Boomer generation and their families the highest standards of products and services to empower individuals to improve and maintain a healthy lifestyle.

     Through our e-Business segment, we operate drkoop.com, an Internet-based consumer healthcare network, and certain other websites. Our network consists of a consumer-focused interactive website that provides users with comprehensive health information and services, as well as affiliate relationships with other websites, healthcare organizations and traditional media outlets. Our website, www.drkoop.com, is a healthcare portal with dynamic health content on a wide variety of subjects, interactive communities and tools as well as opportunities to purchase health related products and services online.

     Our Home Healthcare segment ("Dr. Koop LifeCare") was established when we acquired the operating assets of IVonyx Group Services, Inc. ("IVonyx") on August 20, 2001. Through Dr. Koop LifeCare, we operate as a home healthcare company providing home infusion and related health services in numerous states. We are accredited as an infusion therapy company by the Joint Commission on Accreditation for Health Care Organizations. Our Dr. Koop LifeCare operations are located in Livonia, Michigan.

     In November 2001, we launched our Consumer Products segment by licensing the Dr. Koop brand for use on certain nutritional supplements. Gemini Pharmaceuticals has agreed to manufacture, market and distribute a branded line of Dr. Koop dietary supplements for us. However, these supplements are not yet available in most retail channels, and there is a risk that such products will not be widely available in retail channels in the near future. Further, the ability to maintain operations of the Consumer Products segment is subject to numerous risks, including, for example, our need for financing.

     Because our results of operations for the three months ended September 30, 2001 included results from two segments--our e-Business segment and our home healthcare business (which we refer to as our Dr. Koop LifeCare segment)--we are providing below a discussion and analysis of the financial condition and operating results of these segments as well as of the Company as a whole.

Revenues

     We currently derive our revenues from home infusion therapies, advertising and sponsorship arrangements and content subscription and software licensing fees.

     Net patient revenues are derived primarily from performance of home infusion therapies. Revenues are recognized as the related services are rendered and are recorded net of contractual allowances. Contractual allowances represent the difference between revenue at established rates and the amounts realizable from third-party reimbursement sources. A portion of the Company's revenues are billed to third-party reimbursement sources, and accordingly, the ultimate collectibility of a portion of the Company's accounts receivable is susceptible to changes in third-party reimbursement policies. The Company records a provision for bad debts for revenues estimated to be uncollectible.

     Net patient revenue is reported at estimated net realizable amounts from patients, third party payors and others for services rendered and includes estimated retroactive revenue adjustments due to future audits, reviews and investigations. Retroactive adjustments are considered in the recognition of revenue on an estimated basis in the period the related services are rendered, and such amounts are adjusted in future periods as adjustments become known or as years are no longer subject to such audits, reviews and investigations.

     Revenue from the Medicare and Medicaid programs accounted for approximately 20% of the Company's net patient revenue for the nine months ended September 30, 2001. Laws and regulations governing Medicare and Medicaid are extremely complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

     Our net patient revenues take an extended period of time to collect. We finance our receivables with a working capital line of credit.

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

     Content subscription and software licensing fees are facilitated through our Community Partnership Program and from the sale of calculators. Subscriptions to our Community Partnership Program generally vary from three months to two years. Under this program, we develop co-branded Internet pages and software consisting of visual icons containing embedded links back to our website for local healthcare organizations, such as hospitals and payor organizations. Advance billings and collections relating to future services are recorded as deferred revenue and recognized ratably over the term of the Community Partnership Program contract. Software licenses are also sold as a stand-alone product and are recognized as revenue upon shipment of the software.

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

     Since inception, we have incurred significant losses and negative cash flow, and as of September 30, 2001, we had an accumulated deficit of approximately $212 million. We have not achieved profitability and expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures in expanding our Dr. Koop LifeCare business, and in the areas of advertising, distribution, brand promotion, content development, sales and marketing and operating infrastructure. Until recently, our business model assumed that consumers would be attracted to and use health information and related content available on our online network which would, in turn, allow us the opportunity to sell advertising designed to reach those consumers. However, this business model was not successful. Our expanded business model assumes that we will be able to generate additional revenues from our Dr. Koop branded health and wellness offerings (through online and offline programs), which we have recently initiated or intend to initiate in the future and through the provision of home infusion services through our Dr. Koop LifeCare business. We also plan to enter the health and wellness markets and have entered into an exclusive manufacturing and distribution agreement with Gemini Pharmaceuticals to manufacture, market and sell the Dr. Koop branded line of dietary supplements.

     During fiscal 2000, we restructured our e-Business operations and significantly reduced staffing levels to better align our operations to the changing business environment and our revised business model. Staffing levels for our e-Business segment decreased by 61%, from 218 to 16 employees in November 2001. As of November 2001, we had 177 full time equivalent employees in our Dr. Koop LifeCare segment.

     We have a very limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet market. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance. Please see "Risk Factors."

     Our business model is not yet proven. We have limited financial resources to implement it and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future or conform to expectations of the public markets. We believe that we will need to obtain additional debt or equity financing by the end of the 2001 fiscal year or early in fiscal year 2002 in order to meet our operating obligations and continue our operations. We are currently exploring several alternatives to address our liquidity needs.

Results of Operations

     Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000.

     Revenues.

     Revenues increased by $1.11 million or 55% to $3.16 million for the three months ended September 30, 2001, as compared to $2.05 million for the comparable period in 2000.

     Net patient revenues.

     Home infusion therapy revenues from our Dr. Koop LifeCare segment increased to $2.67 million, 85% of total revenues, for the three months ended September 30, 2001 from zero in the comparable period in 2000, as we did not operate Dr. Koop LifeCare at that time. This new revenue stream resulted from our acquisition of the operating assets of IVonyx. The net patient revenue is net of the contractual adjustment. We anticipate net patient revenues to increase in future periods.

     Content subscription and software license revenues.

     Revenue from content subscription and software licenses, in our e-Business segment, for the quarter ended September 30, 2001, totaled $349,000 or 11% of total revenues, as compared to $838,000, or 41% of total revenues for the quarter ended September 30, 2000. This represents a decrease of $489,000 or approximately 58%. All content subscription and software license revenue is considered recurring revenue. The decrease in content subscription and software license revenue is attributable to the decrease in partners in our Community Partner Program from 2000 to 2001. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $282,000, or 14% of total revenue for the quarter ended September 30, 2000. The contract was terminated and no revenue was recognized under this contract during the quarter ended September 30, 2001. We expect content subscription and software license revenues to continue to decline due to the sponsors concern over our need for additional capital and our shift in focus to our other business segments.

     Advertising and sponsorship revenues.

     Advertising and sponsorship revenues, in our e-Business segment, totaled $141,000, or 4% of total revenues for the quarter ended September 30, 2001 as compared to $1.2 million, or 59% of total revenues, for the same period in 2000, a decrease of approximately $1.07 million or 88%. Of this decrease, $.97 million or 91% of the total revenue decrease was attributable to a decrease in recurring revenues from sponsorship agreements for the quarter ended September 30, 2001. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the general business conditions of e-commerce companies combined with a decrease in traffic to our website resulting in a lower number of impressions delivered, and we expect this trend to continue.

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

     Cost of patient revenue.

     Cost of patient revenue, in our Dr. Koop LifeCare segment, primarily includes costs of raw materials used to prepare the medications and nutritional infusion products provided to patient/clients. Cost of patient revenue increased to $1.19 million, 38% of total revenues and 45% of net patient revenues, for the three months ended September 30, 2001 from zero in the comparable period in 2000, as we did not operate Dr. Koop LifeCare at that time. We expect these costs to increase in proportion to the net patient revenue as we increase the number of services provided.

     Production, content and product development expenses.

     Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to content acquisition and licensing, software development, application development and website operations expense and clinical service expenses. Production, content and product development expense decreased by approximately $2.45 million, or 59%, to $1.72 million for the quarter ended September 30, 2001 from $4.18 million for the quarter ended September 30, 2000. We expect the e-Business segment production, content and product development expenses to continue to decrease and we expect the Dr. Koop LifeCare segment expenses to increase.

     The decrease in production, content and product development costs, in our e-Business segment, was primarily due to the reduction of personnel and the elimination of development projects. We have outsourced our server maintenance. The reduction in personnel and development resulted in a decrease in salaries, contract labor and professional development. We reduced content costs significantly. Reductions in benefits, marketing, promotional and travel costs also contributed to the reduction in expenses. Production, content and product development expenses for our e-Business segment were approximately $1.2 million for the quarter ended September 30, 2001. We expect that production, content and development expenses will decrease in the future as we realign our cost structure with our revised business model.

     Production, content and product development expenses included an increase in clinical service expenses of $487,000, or 28% of the total and 18.2% of the net patient revenue, attributable to our Dr. Koop LifeCare segment. There were no comparable expenses for the quarter ended September 30, 2000, as we did not operate Dr. Koop LifeCare at that time. These expenses relate mainly to clinical salaries and we expect these costs to increase in proportion to our net patient revenues.

     Sales and marketing expenses.

     Sales and marketing expense consists primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $10.84 million, or 95%, to $619,000 from $11.46 million for the quarters ended September 30, 2001 and 2000, respectively.

     We anticipate the proportion of the Dr. Koop LifeCare sales and marketing expenses will increase greater than our other segments will. Sales and marketing expenses for the quarter ended September 30, 2001 for our e-Business segment were approximately $366,000. The quarter ended September 30, 2000 also included a $9.6 million charge related to amortization of warrant expenses incurred with the amendment of our portal agreements as compared with deferred stock compensation expense of $148,000 during the quarter ended September 30, 2001. We experienced a significant decrease in the number of sales and marketing personnel for the three months ended September 30, 2001, as compared to the quarter ended September 30, 2000.

     Sales and marketing expenses included an increase in sales expenses for our Dr. Koop LifeCare segment of $253,000, or 41% of the total and 9.5% of the net patient revenues. There were no comparable expenses for the quarter ended September 30, 2000. We anticipate that sales and marketing expenses will increase as we expand our Dr. Koop LifeCare segment and as we launch our Consumer Products segment.

     General and administrative expenses.

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses decreased by $5.77 million, or 66%, to $2.96 million from $8.73 million for the quarters ended September 30, 2001 and 2000, respectively. The quarter ended September 30, 2000 also included a $6.4 million charge related to amortization of warrant expenses incurred in connection with recruitment of our management team as compared to deferred stock compensation amortization of $609,000 for the quarter ended September 30, 2001. The e-Business segment had total general and administrative expenses of approximately $1.9 million for the quarter ended September 30, 2001. We anticipate that general and administrative expenses will continue to decrease in our e-Business segment as we continue to realign our cost structure with our revised business plan.

     In connection with our Dr. Koop LifeCare segment, we incurred $971,000 of general and administrative expenses, or 31% of the total and 36% of the net patient revenues. We anticipate that these expenses will increase as our Dr. Koop LifeCare segment expands.

     Provision for doubtful accounts.

     The quarter ended September 30, 2001 included a charge of $107,000, or 4% of our net patient revenue in our Dr. Koop LifeCare segment. This charge resulted from an estimate of bad debt expenses we can expect to incur based on the prior IVonyx operations. We expect this charge to increase in proportion to our receivables from net patient revenues. We had no comparable costs in the quarter ended September 30, 2000, as we did not operate our Dr. Koop LifeCare segment at that time.

     Depreciation and amortization.

     Depreciation and amortization decreased by $1.06 million, or 80%, from $1.3 million for the quarter ended September 30, 2000 to $255,000 for the quarter ended September 30, 2001. The reduction in depreciation and amortization resulted from a reduced asset base, partially offset by amortization of intangible assets acquired in the IVonyx transaction. We expect these costs to increase based on the assets acquired from IVonyx in August 2001.

     Special charges.

     Special charges increased to $951,000 for the quarter ended September 30, 2001 from zero during the comparable period in 2000. Special charges were comprised of our write off relating to StayfitUSA.com and lease termination costs.

     Other.

     Other charges are for non-cash amortization of the deferred credit. $500,000 was amortized for the three months ended September 30, 2001 and 2000. We expect this amortization to continue.

     Net interest expense.

     Net interest expense includes interest income from our cash balances and interest expenses related to our financing obligations, financing costs associated with our working capital line of credit in our Dr. Koop LifeCare segment and for the quarter ended September 30, 2001, particularly on the convertible notes payable prior to conversion and capital leases. Net interest expense was $349,000 for the three months ended September 30, 2001 as compared to net interest expense of $7.26 million for the three months ended September 30, 2000. During the quarter ended September 30, 2000, we incurred $7.26 million in non-cash interest expense. We incurred $398,000 of costs incurred in obtaining our line of credit during the quarter ended September 30, 2001. This amount was expensed and is included in the net interest expense of $349,000 for the quarter ended September 30, 2001.

     Income taxes.

     We have incurred net losses to date. As of December 31, 2000, we had net operating loss carryforward for financial reporting purposes. We have recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000.

     Revenues.

     Revenues decreased by $4.5 million or 48% to $4.8 million for the nine months ended September 30, 2001, as compared to $9.3 million for the comparable period of 2000.

     Net patient revenues.

     Home infusion therapy revenues from our Dr. Koop LifeCare segment increased to $2.67 million, 55% of total revenues, for the nine months ended September 30, 2001 from zero in the comparable period in 2000, as we did not operate Dr. Koop LifeCare at that time. This new revenue stream resulted from our acquisition of the IVonyx assets. The net patient revenue is net of the contractual adjustment. We anticipate net patient revenues to increase in future periods.

     Content subscription and software license revenues.

     Revenue from content subscription and software licenses, in our e-Business segment, for the nine month periods ended September 30, 2001 totaled $1.3 million or 26% of total revenues, as compared to $2.5 million, or 27% of total revenues for the nine months ended September 30, 2000. This represents a decrease of $1.2 million or approximately 50%. All content subscription and software license revenue is considered recurring revenue. The decrease in content subscription and software license revenue is attributable to the decrease in partners in our Community Partner Program from 2000 to 2001. Additionally, in December 1999, we entered into a content and tools syndication agreement with a company in Australia. Revenue recognized under this agreement represents $845,000, or 9% of total revenue for the nine months ended September 30, 2000. No revenue was recognized under this contract during the nine months ended September 30, 2001. We expect content subscription and software license revenues to continue to decrease due to sponsors' concern over our need for additional capital and our shift in focus to our other business segments.

     Included in content subscription and software licensing revenues are barter transactions that accounted for zero and $60,000 for the nine months ended September 30, 2001 and 2000, respectively.

     Advertising and sponsorship revenues.

     Advertising and sponsorship revenues, in our e-Business segment, totaled $901,000, or 19% of total revenues, for the nine months ended September 30, 2001 as compared to $6.8 million, or 73% of total revenues, for the same period in 2000, a decrease of approximately $5.9 million or 87%. Of this decrease, $5.1 million or 87% of the total revenue decrease was attributable to a decrease in recurring revenues from sponsorship agreements for the nine months ended September 30, 2001. The decrease in advertising and sponsorship revenues was primarily due to a decrease in the number of advertising arrangements, reflecting the general business conditions of e-commerce companies combined with a decrease in traffic to our website resulting in a lower number of impressions delivered. We anticipate this trend will continue.

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

     Barter revenues related to advertising and sponsorship for the nine months ended September 30, 2001 or 2000 were zero and $97,000, respectively. In total, barter revenues represented $0, or 0%, and $157,000, or 2%, of total revenues for the nine months ended September 30, 2001 and 2000, respectively.

     Cost of patient revenue.

     Cost of patient revenue, in our Dr. Koop LifeCare segment, primarily includes costs of raw materials used to prepare the medications and nutritional infusion products provided to patient/clients. Cost of patient revenue increased to $1.19 million, or 25% of total revenues and 45% of net patient revenues, for the nine months ended September 30, 2001 from zero in the comparable period in 2000, as we did not operate Dr. Koop LifeCare at that time. We expect these costs to increase in proportion to the net patient revenue as we increase the number of services provided.

     Production, content and product development expenses.

     Production, content and product development expenses consist primarily of salaries and benefits, contract labor and consulting fees related to content acquisition and licensing, software development, application development and website operations expense and clinical service expenses. Production, content and product development expense decreased by approximately $10.8 million, or 68%, to $5.2 million for the nine months ended September 30, 2001 from $15.9 million for the nine ended September 30, 2000. We expect production, content and product development expenses for the e-Business segment to continue to decrease and we expect such expenses for the Dr. Koop LifeCare segment to increase.

     The decrease in production, content and product development costs, in our e-Business segment, was primarily due to the reduction of personnel and the elimination of development projects. We have outsourced our server maintenance. The reduction in personnel and development resulted in a decrease in salaries, contract labor and professional development. We reduced content costs significantly. Reductions in benefits, marketing, promotional and travel costs also contributed to the reduction in expenses. Production, content and product development expenses for our e-Business segment were approximately $4.7 million for the nine ended September 30, 2001. We expect that production, content and development expenses will decrease in the future as we realign our cost structure with our revised business model.

     Production, content and product development expenses included an increase in clinical service expenses of $487,000, or 9.4% of the total and 18.2% of the net patient revenue, attributable to our Dr. Koop LifeCare segment. There were no comparable expenses for the nine months ended September 30, 2000, as we did not operate Dr. Koop LifeCare at that time. These expenses relate mainly to clinical salaries and we expect these costs to increase in proportion to our net patient revenues.

     Sales and marketing expenses.

     Sales and marketing expense consists primarily of salaries and related costs, portal fees, web-based advertising, commissions, general advertising and other related expenses. Sales and marketing expense decreased by $54.4 million, or 97%, to $1.5 million from $55.9 million for the nine months ended September 30, 2001 and 2000, respectively.

     We anticipate the proportion of the Dr. Koop LifeCare sales and marketing expenses will increase greater than our other segments will. Sales and marketing expenses for the nine months ended September 30, 2001 for our e-Business segment were approximately $1.2 million. The primary reasons for the decreases were elimination of costs associated with the distribution agreements with major portals totaling $18.8 million for the nine months ended September 30, 2000 as compared to zero for the nine months ended September 30, 2001. In addition, the nine months ended September 30, 2000 included a $16.8 million charge related to amortization of warrant expenses incurred with the amending of our portal agreements during April 2000 as compared to deferred stock compensation amortization of $584 thousand for the nine months ended September 30, 2001. We experienced a significant decrease in the number of sales and marketing personnel for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000. Our e-Business sales and marketing expenses continued to decrease in connection with our cost savings measures.

     Sales and marketing expenses included an increase in sales expenses for our Dr. Koop LifeCare segment of $253,000, or 41% of the total and 9.5% of the net patient revenues. There were no comparable expenses for the quarter ended September 30, 2000. We anticipate that sales and marketing expenses will increase as we expand our Dr. Koop LifeCare segment and as we launch our Consumer Products segment.

     General and administrative expenses.

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including executive, finance, accounting, investor relations, human resources, facilities and fees for professional services. General and administrative expenses decreased by $8.6 million, or 53%, to $7.8 million from $16.4 million for the nine months ended September 30, 2001 and 2000, respectively. The nine months ended September 30, 2000 also included a $7.5 million charge related to amortization of warrant expenses incurred in connection with recruitment of our management team, as compared to deferred stock compensation amortization of $1.85 million for the nine months ended September 30, 2001. The e-Business segment had total general and administrative expenses of approximately $6.8 million for the nine months ended September 30, 2001. We anticipate that general and administrative expenses will continue to decrease in our e-Business segment as we continue to realign our cost structure with our revised business plan.

     In connection with our Dr. Koop LifeCare segment, we incurred $971,000 of general and administrative expenses, or 31% of the total and 36% of the net patient revenues. We anticipate these expenses will increase as our Dr. Koop LifeCare segment expands.

     Provision for doubtful accounts.

     The nine months ended September 30, 2001 included a charge of $107,000, or 4% of our net patient revenues in our Dr. Koop LifeCare segment. This charge resulted from an estimate of bad debt expenses we can expect to incur based on the prior IVonyx operations. We expect this charge to increase in proportion to our receivables from net patient revenues. We had no comparable costs in the nine months ended September 30, 2000, as we did not operate our Dr. Koop LifeCare segment at that time.

     Depreciation and amortization.

     Depreciation and amortization decreased by $3.2 million, or 82%, from $3.9 million for the nine months ended September 30, 2000 to $709,000 for the nine months ended September 30, 2001. The reduction in depreciation resulted from a reduced asset base. We expect these costs to increase based on the assets acquired from IVonyx in August 2001.

     Special charges.

     Special charges increased to $4.54 million for the quarter ended September 30, 2001 from zero during the comparable period in 2000. Special charges included a $2.95 million, or 65%, in fixed asset impairments and $638,000, or 14%, in connection with relocating our corporate office. In addition, special charges included of our write off relating to StayfitUSA.com and lease termination costs. During the nine months ended September 30, 2000, we terminated our relationship with HealthMagic, Inc. and recorded a loss on our investment of $7.4 million.

     Other.

     Other charges are for non-cash amortization of the deferred credit. $1.5 million was amortized for the nine months ended September 30, 2001 and 2000. We expect this amortization to continue.

     Net interest expense.

        Net interest expense includes interest income from our cash balances and interest expenses related to our financing obligations, financing costs associated with our working capital line of credit in our Dr. Koop LifeCare segment and financing costs associated with our capital leases for the nine month periods ended September 30, 2001. Net interest expense was $167,000 for the nine months ended September 30, 2001 as compared to net interest expense of $6.9 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we incurred $7.26 million in non-cash interest expense. We incurred $398,000 of costs incurred in obtaining our line of credit during the nine months ended September 30, 2001. This amount was expensed and is included in the net interest expense of $167,000 for the nine months ended September 30, 2001.

     Income taxes.

     We have incurred net losses to date. As of December 31, 2000, we had net operating loss carryforward for financial reporting purposes. We have recorded an allowance equal to the amount of the carryforward due to the uncertain realization of these tax benefits.

Liquidity and Capital Resources

     As of September 30, 2001, we had cash and cash equivalents of approximately $2.6 million, a reduction of $8.9 million from our cash and short-term investments of $11.5 million as of December 31, 2000 and we had current cash liabilities of $8.4 million, an increase of $1.6 million from our current cash liabilities of $6.8 million as of December 31, 2000.

     Cash used in operating activities was $10.2 million and $42.6 million for the nine months ended September 30, 2001 and 2000, respectively. The cash used in operating activities for these quarters was primarily attributable to funding net operating losses, which included costs to obtain and create content, develop products, increase our website traffic and market and promote our brand. Cash used in operating our Dr. Koop LifeCare business was $3 million for the three month period ended September 30, 2001 reflecting the launch of that business in August 2001. Cash used in operating our Dr. Koop LifeCare business currently represents a majority of our cash used in operating activities and will increase in future periods in comparison to the three month period ended September 30, 2001 because we only operated the Dr. Koop LifeCare business for a portion of the three month period ended September 30, 2001.

     Cash used in investing activities was $3.6 million and $1 million for the nine months ended September 30, 2001 and 2000, respectively. Cash used in the investing activities for the nine months ended September 30, 2001 was primarily used to acquire the assets of IVonyx and to fund the startup of our Dr. Koop LifeCare segment.

     Cash provided by financing activities was $5 million and $25.3 million for the nine months ended September 30, 2001 and 2000, respectively. The cash provided by financing activities was primarily generated from the Series E and D preferred stock private placements in August 2001 and 2000, respectively.

     During the quarter ended September 30, 2001 we raised $5.2 million of equity capital through the Private Placement of Series E Preferred. This capital, in addition to the cash on hand at the time, was sufficient to close the acquisition of the assets of IVonyx during the quarter through our wholly owned subsidiary, Dr. Koop LifeCare, Inc. The acquisition utilized $2.7 million of cash including the $2 million cash portion of the purchase price that was paid upon closing and $700,000 of transaction related costs. In connection with the acquisition of the assets of IVonyx, we obtained a $10 million secured working capital facility from Heller Financial, a subsidiary of GE Capital, in order to finance the working capital needs of the new entity. Borrowings under this facility are necessary because accounts receivable that we generate from the Dr. Koop LifeCare business generally take several months to collect. As a requirement of entering into this facility, we were required to invest $1.0 million into our Dr. Koop LifeCare subsidiary. The amount of borrowings we are permitted to make under our working capital facility are limited to a percentage of qualified accounts receivable that we generate. As of November 8, 2001, our Dr. Koop LifeCare subsidiary had $2.8 million of borrowings under our working capital facility. Such borrowings are secured by a security interest in all of the assets of our Dr. Koop LifeCare subsidiary.

     Following the closing of the IVonyx transaction, we encountered problems relating to the transition of the business from IVonyx to our Dr. Koop LifeCare subsidiary that we had not anticipated. These problems included a decrease in the amount of initial sales from the level of sales we had anticipated (and from the level of sales that IVonyx had experienced in the months prior to the acquisition) as well start-up expenses that substantially exceeded those we had budgeted. For example, during the period following the acquisition we advanced approximately $722,000 to cover obligations that had been incurred by IVonyx prior to the closing of the transaction. Although we did not assume these liabilities of IVonyx in connection with the acquisition, IVonyx's liquidity restrictions prevented IVonyx from paying these obligations (which consisted primarily of unpaid employee salaries and amounts owed to trade creditors of the business), and we advanced these amounts to prevent the Dr. Koop LifeCare business from being materially adversely effected. In addition, we have provided billing and collection services for IVonyx of approximately $153,000 through September 30, 2001. We have requested reimbursement for these amounts and anticipate that we will be repaid for a portion of these amounts beginning in the first quarter of 2002 after IVonyx's secured lenders have been repaid (the source of such repayment is expected to be from accounts receivable of IVonyx generated prior to the closing date); however, there can be no assurance that IVonyx will be able to or will pay us these amounts by the end of the first quarter of 2002, or at all. Because of the liquidity problems of our Dr. Koop LifeCare subsidiary, we have incurred in excess of $1 million of unanticipated expenditures relating to the Dr. Koop LifeCare business, which has resulted in a significant cash flow strain for us. As a result, we now believe that we will need to obtain additional debt or equity financing (in addition to the amounts we are able to borrow under Dr. Koop LifeCare's working capital facility) by the end of the 2001 fiscal year or in the first quarter of fiscal year 2002 in order to meet our operating obligations and continue our operations. We are currently exploring several alternatives to address our liquidity needs.

     If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing may be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If we are unable to obtain additional financing or such financing is not available when required or is not available on acceptable terms, we may be unable to meet our operating obligations or continue our operations. See "Risk Factors."

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 141, "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The purchase method of accounting is required to be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also defines the criteria for identifying intangible assets for recognition apartment from goodwill. We have adopted SFAS No. 141 effective July 1, 2001. In connection with the acquisition discussed in Note 11, we adopted SFAS No. 141.

     Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues amortization of acquired goodwill and instead requires annual impairment testing. Separable intangible assets will be amortized over their useful economic lives and tested for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Intangible assets with an indefinite useful economic life will not be amortized until the life of the asset is determined to be finite. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill will continue to be amortized until adoption of SFAS No. 142 at which time amortization will cease and a transitional goodwill impairment test will be performed. Any impairment charges resulting from the initial application of the new rules will be classified as a cumulative effect of change in accounting principle. We are currently evaluating the impact of SFAS No. 142. We must adopt SFAS No. 142 by January 1, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the fundamental provisions of existing generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in SFAS No. 121. However, SFAS No. 144 provides new guidance intended to address certain significant implementation issues associated with SFAS No. 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and if required, how to measure the amount of the impairment. SFAS No. 144 also requires that any net assets to be disposed of by sale be reported at the lower of carrying value or fair market value less cost to sell, and expands the reporting of discontinued operations to include any component of an entity with operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 is effective for financial statements issued for years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of SFAS No. 144 on our future earnings and financial position.

     Risk Factors That May Affect Future Results and Safe Harbor Statement

     Investors are cautioned that this Form 10-Q contains forward-looking statements that involve risks and uncertainties, including the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors;
(ii) our plans and results of operations will be affected by our ability to manage our growth and working capital; (iii) our business is highly competitive and the entrance of new competitors or the expansion of the operations by existing competitors in our markets could adversely affect our plans and results of operations. The risk factors described below are not a comprehensive list of risk factors that apply to our business. These risk factors include certain risks that are becoming applicable to our business as we implement our expanded business model, which includes our recent acquisition of IVonyx and offering other products and services in the offline health and wellness market that we have not previously offered.

     Risks Related to Our Business

     We believe we will require additional financing to meet our operating obligations and continue our operations prior to the end of the 2001 fiscal year or the first quarter of fiscal year 2002, and our ability to raise further financing is uncertain.

     Following the closing of the IVonyx transaction, we encountered problems relating to the transition of the business from IVonyx to our Dr. Koop LifeCare subsidiary that we had not anticipated. These problems included a decrease in the amount of initial sales from the level of sales we had anticipated (and from the level of sales that IVonyx had experienced in the months prior to the acquisition) as well start-up expenses that substantially exceeded those we had budgeted. For example, during the period following the acquisition we advanced approximately $722,000 to cover obligations that had been incurred by IVonyx prior to the closing of the transaction. Although we did not assume these liabilities of IVonyx in connection with the acquisition, IVonyx's liquidity restrictions prevented IVonyx from paying these obligations (which consisted primarily of unpaid employee salaries and amounts owed to trade creditors of the business), and we advanced these amounts to prevent the Dr. Koop LifeCare business from being materially adversely effected. In addition, we have provided billing and collection services for IVonyx of approximately $153,000 through September 30, 2001. We have requested reimbursement for these amounts and anticipate that we will be repaid for a portion of these amounts beginning in the first quarter of 2002 after IVonyx's secured lenders have been repaid (the source of such repayment is expected to be from accounts receivable of IVonyx generated prior to the closing date); however, there can be no assurance that IVonyx will be able to or will pay us these amounts by the end of the first quarter of 2002, or at all. Because of the liquidity problems of our Dr. Koop LifeCare subsidiary, we have incurred in excess of $1 million of unanticipated expenditures relating to the Dr. Koop LifeCare business, which has resulted in a significant cash flow strain for us. As a result, we now believe that we will need to obtain additional debt or equity financing (in addition to the amounts we are able to borrow under Dr. Koop LifeCare's working capital facility) by the end of the 2001 fiscal year or the first quarter of fiscal year 2002 in order to meet our operating obligations and continue our operations. We are currently exploring several alternatives to address our liquidity needs.

     We may also need to raise additional funds to meet known needs or to respond to future business contingencies which may include the need to:

     -    fund more rapid expansion;

     -    fund additional capital or marketing expenditures;

     - develop new or enhance existing editorial content, features, services and products;

     -    enhance our operating infrastructure;

     -    respond to competitive pressures; or

     -    acquire complementary businesses or necessary technologies.

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

     On April 30, 2001 our common stock was delisted from the Nasdaq National Market due to our failure to comply with Nasdaq's $1.00 per share minimum bid price and net tangible asset requirements. Our common stock currently trades on the Over the Counter Bulletin Board maintained by the National Quotation Bureau, Inc. This is generally considered to be a less efficient trading market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

     Anti-Dilution and Other Provisions of Series D Preferred Stock and Warrants

     Under the terms of our outstanding Series D Preferred, subject to certain exceptions and in the absence of appropriate waivers, in the event we issue securities at a common stock equivalent price per share of less than $0.35, the conversion price per share of our outstanding Series D Preferred will be reduced to the common stock equivalent price of such new securities. The warrants which we issued in August 2000 to purchase an aggregate of 27,278,997 shares of common stock for an exercise price of $0.35 per share have similar anti-dilution provisions. In addition, the terms of our Series D Preferred prohibit the authorization or issuance of securities senior to the Series D Preferred, in the absence of appropriate waivers. Because the conversion price per share of the Series E Preferred is less than $0.35, we sought and obtained waivers from a majority of the holders of the Series D Preferred and of such common stock warrants. We believe such waivers will be binding on all holders of our Series D Preferred in their capacity as such and on each holder of common stock warrants that executed such a waiver. In connection with the consummation of the Series E Preferred financing, we received an opinion of our Delaware counsel to the effect that, subject to the assumptions, exceptions, limitations and qualifications set forth in the opinion, a Delaware court, if properly presented with the question, would more likely than not treat the waiver as effective under Delaware law with respect to holders of the Series D Preferred. However, we cannot assure you that a holder of Series D Preferred that does not execute a waiver will not challenge this conclusion, although we intend to vigorously defend against any such challenge.

     The Company has a limited operating history and has not attained profitability and expects to continue to incur losses in the foreseeable future.

     Since inception, the Company has incurred significant losses and negative cash flow, and as of September 30, 2001 the Company had an accumulated deficit of $207.2 million. The Company has not achieved profitability and expects to continue to incur operating losses for the foreseeable future as it funds operating and capital expenditures in the areas of implementing its new business model, advertising, promoting the Dr. Koop brand, developing content on its website, sales and marketing, and operating infrastructure. Although the Company is in the process of implementing an expanded business model through the creation of its consumer products and home healthcare segments, until recently, the Company's business model had assumed that consumers would be attracted to and use health information and related content available on its online network which would, in turn, allow the opportunity to sell advertising and sponsorship designed to reach those consumers. The Company is cognizant of the decline in the Internet advertising market and is restructuring its business to reduce the Company's dependence on advertising revenues in the future. The Internet-based business model that the Company had, until recently, pursued since inception was not successful and we cannot assure you that it will ever achieve or sustain profitability or that its operating losses will not increase in the future or be inconsistent with the expectations of the public market. The Company has received a report from its independent auditors for its fiscal year ended December 31, 2000 containing an explanatory paragraph that describes the uncertainty as to its ability to continue as a going concern due to its historical negative cash flow and because, as of the date they rendered their opinion, the Company did not have access to sufficient committed capital to meet its projected operating needs for at least the next twelve months.

     The Company's business is difficult to evaluate because it has an extremely limited operating history.

     The Company was incorporated in July 1997 and launched its Internet operations in July 1998. Accordingly, the Company has an extremely limited operating history. An investor in the Company's common stock must consider the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies with limited capital in new and rapidly evolving markets, including the Internet market. These risks and difficulties include the Company's ability to:

     - attract a larger audience of users to its Internet-based consumer health network;

     - implement its expanded offline business model through the creation of its consumer products and home healthcare segments;

     - enter markets in which the Company has not previously operated, including the consumer products and home healthcare markets;

     -    increase awareness of the Dr. Koop brand;

     -    strengthen user loyalty and increase the number of registered users;

     - offer compelling online content, services, products and e-commerce opportunities;

     - maintain the Company's current, and develop new, affiliate and commerce relationships;

     - attract a large number of advertisers who desire to reach the Company's users;

     - respond effectively to the offerings of competitive providers of health information on the Internet;

     -    continue to develop and upgrade the Company's technology;

     -    attract, retain and motivate qualified personnel; and

     - develop new online and offline revenue streams in areas such as consumer products, home healthcare, physician services, market research, licensing of tools and other technology and international opportunities.

     The Company cannot assure you that its business strategy will be successful or that the Company will successfully address any of these risks or difficulties. If the Company fails to address adequately any of these risks or difficulties, its business would likely suffer.

     The Company currently has litigation pending against it and cannot predict the outcome of such litigation.

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the Company's securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class and approved lead plaintiffs' selection of lead plaintiffs' counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. In June of 2001, the Consolidated Action was settled in principle, and a Memorandum of Understanding has been executed by counsel for plaintiffs and defendants to evidence the agreement in principle. The settlement contemplates a $4.25 million cash payment by the Company's insurance carriers and the issuance of 4,000,000 7-year warrants to the plaintiffs with an exercise price of $2.50 per share. The settlement is subject to court approval. In connection with the settlement, the Company recorded a charge for the 4,000,000 warrants to be issued with a fair value of $584,000, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 175% volatility; risk free interest rate of 5.0%; and expected life of seven years.

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

     The Company's counsel has also received letters from a representative of a regional office of the United States Securities and Exchange Commission (the "SEC") stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that voluntarily provide the SEC with information regarding such events and circumstances. The SEC letters state that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letters was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letters. In June of 2001, the SEC began taking deposition testimony from various individuals whom the SEC believes have personal knowledge of the events under investigation. The Company has voluntarily cooperated with the SEC with regard to these depositions.

     The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, has been brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into the Company's common stock and breach of contract. In October 2001, the parties entered into a memorandum of understanding settling the action, and the final settlement papers were signed on November 6, 2001. The cash component of the settlement was paid by the Company's insurance carrier.

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

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a class action lawsuit in the United States District Court for the Southern District of New York captioned Gertsberg vs. drkoop et al. and two nearly identical actions. The lawsuits, which were filed on July 11, 2001, have been brought on behalf of a purported class of purchasers of the Company's common stock between June 8, 1999 and December 6, 2000. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company's initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The Company believes that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company's initial public offering and, as they relate to the Company, are without merit. The Company intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California of the County of Los Angeles, West District, captioned Transamerica Business Credit Corporation vs. drkoop.com, Inc. The lawsuit, which was filed on July 3, 2001, alleges that the Company wrongfully took possession of certain leased equipment owned by Transamerica and seeks monetary damages in excess of $1.75 million and return of the equipment. The parties are currently in settlement negotiations.

     The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by the Company's insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

     The Company's business is changing rapidly, which could cause its quarterly operating results to vary and its stock price to fluctuate.

     The Company's revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in the Company's control. If the Company has a shortfall in revenues in relation to its expenses or if expenses precede increased revenues, then the Company's business would suffer and the Company may not be able to finance its growth plans for its business or to pay expenses in a timely manner. This would likely affect the market price of the Company's common stock in a manner which may be unrelated to its long-term operating performance. These conditions existed in the quarter ended September 30, 2001.

     Important factors which could cause the Company's results to fluctuate materially include:

     - the Company's ability to raise sufficient capital and generate sufficient revenue to continue to fund its existing operations and to implement its new business model, including its plans in the consumer products and home healthcare areas;

     - the Company's ability to attract patients for its home healthcare business;

     -    the ability to develop new revenue streams;

     - the Company's ability to attract and retain users to its websites and maintain traffic levels on the websites;

     - the ability to attract and retain customers and maintain customer satisfaction for the Company's existing and future on and offline offerings;

     - the ability to upgrade and develop the Company's systems and infrastructure, to prevent technical difficulties or system unavailability, and attract new personnel in a timely and effective manner and introduce new services or products;

     - the ability to successfully integrate operations and technologies from any acquisitions, joint ventures or other business combinations or investments;

     - the ability to attract and retain advertisers and sponsors and maintain advertiser and sponsor satisfaction and the ability to attract new business partners, many of whom have become unsure of the Company's long term viability based on recent adverse press coverage.

     The Company's revenues for the foreseeable future will remain principally dependent on patient revenues from its home healthcare segment and on user traffic levels, and advertising and sponsorship activity, as well as on the Company's offering of products and services in the health and wellness market that the Company has not previously offered such future revenues are difficult to forecast.

     The Company's expanded business model contemplates developing and offering products that the Company has not previously developed and offered, and the Company may not be able to derive incremental revenue from these offerings.

     The Company's expanded business model contemplates that the Company will develop, offer and license its brand in connection with products and services targeting segments of the health and wellness market, both online and offline, that the Company has not previously developed or offered. For example, the Company recently launched its home healthcare business, and through its consumer products segment, the Company intends to target consumers for sales of Dr. Koop branded health and wellness products, and the Company recently began offering home infusion services to consumers. The Company has not previously developed or offered these types of products or services, and there can be no assurance that these offerings will be successful or generate sufficient revenue for the Company to meet its operating obligations.

     The Company's recent acquisition of IVonyx involves numerous risks.

     The Company's acquisition of the operating assets of IVonyx involves the partial integration of two companies that have previously operated independently. The Company's basic operations and those of Dr. Koop LifeCare remain essentially independent, but portions of the administrative and support aspects of Dr. Koop LifeCare were consolidated with those of the Company. The combination of the companies requires, among other things, integration of the companies' management staffs, coordination of the companies' sales and marketing efforts, and identification and elimination of redundant and/or unnecessary overhead. The Company has retained the services of G. Peter Molloy, Jr., the former President and Chief Executive Officer of IVonyx, to serve as the Company's President. The Company previously has not provided home infusion therapy services and its current management team may not be able to perceive all of the risks inherent in a home infusion therapy business. No assurance can be given that the Company will not encounter difficulties in operating its Dr. Koop LifeCare business or in integrating the administrative and support functions of the two companies or that the benefits expected from such operation and integration will be realized. Achieving these anticipated business benefits will depend in part on whether the operations of the Dr. Koop LifeCare business can be integrated with the Company's operations in an efficient, effective and timely manner. There can be no assurance that this will occur, and the Company has encountered unexpected costs in connection with the Dr. Koop LifeCare business as the Company incurred approximately $722,000 of expenses of IVonyx as of September 30, 2001. Although these obligations had not been assumed by the Company, the Company believes it needed to cover these expenses to prevent its Dr. Koop LifeCare business from being materially adversely affected. Additionally, Dr. Koop LifeCare has provided billing and collection services for IVonyx of approximately $153,000 through September 30, 2001. The Company expects to collect a portion of these amounts beginning in the first quarter of 2002, although there can be no assurance that IVonyx will be able to pay or will pay the Company these amounts by the end of the first quarter of 2002, or at all. Such unexpected costs incurred in connection with such operations or integration, or any delay relating to such integration could have a material adverse effect on the Company's business, results of operations or financial condition.

     Under the terms of the purchase agreement, the Company did not assume the liabilities of IVonyx except with respect to certain enumerated liabilities which the Company has specifically agreed to assume (although as described above, the Company elected to cover certain obligations of IVonyx which it did not assume for which the Company expects to be reimbursed). IVonyx has informed the Company that it intends to liquidate following the closing of the IVonyx transaction. It is possible that creditors of

IVonyx who are not paid in full may seek to recover claims they may have against IVonyx from the Company. Although the Company would challenge the validity of such claims, there is no assurance that the Company will be successful and the Company may incur legal fees and other expenses in connection therewith. Further, while the purchase agreement allows the Company to seek indemnification from IVonyx for such claims, there can be no assurance that IVonyx will have sufficient assets to satisfy any of its indemnification obligations to the Company.

     Acquisitions could harm our business.

     We acquired drDrew.com, Inc. in October 2000 and the assets of StayfitUSA, LLC in March 2001, and in August 2001, we purchased the operating assets of IVonyx. We expect to experience difficulty in integrating the personnel, products, technologies or operations of these companies. For example, we recently determined that it was not in our immediate interests to focus on the StayFitUSA business model, and we have unwound that transaction. Assimilating acquired businesses involves a number of other risks, including, but not limited to:

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

     - the need to manage more geographically-dispersed operations, such as the offices we acquired from IVonyx, located in Michigan, Illinois, Tennessee, Louisiana and New Jersey;

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

     The Company has entered into a limited exclusive manufacturing and distribution agreement with Gemini Pharmaceuticals to manufacture, market and sell the Dr. Koop branded line of dietary supplements within a specified market segment. Under the agreement, Gemini is required to pay the Company a royalty fee to be mutually agreed upon on a per product basis based on net sales revenues generated by Gemini in connection with Gemini's sales of the products in the specified market segment. In addition, for sales generated outside the Gemini market segment and/or by the Company directly, Gemini will receive a manufacturing fee for the production of the dietary supplements. Although the Company and Gemini have agreed in principle to the general parameters of our arrangement with Gemini and have discussed the parameters of royalty payments and manufacturing fees to be paid, the pricing terms for specific products have not yet been agreed upon and will be determined on a case by case basis. In the event we are unable to reach agreement on pricing terms for the products to be produced by Gemini, Gemini would not be obligated to produce or distribute Dr. Koop branded products. Further, these products are in the process of being developed by Gemini, and any delays in the development of these products or the research and development process could result in a delay in the products' anticipated launch date. In addition, once the Company has approved the products developed by Gemini, if Gemini is unable to meet the Company's manufacturing and delivery requirements at some time in the future, the Company may suffer interruptions of delivery of certain products while it establishes an alternative source. The Company will also rely on third-party carriers for product shipments, including shipments to and from Gemini's distribution facilities. The Company is therefore subject to the risks, including employee strikes and inclement weather, associated with any carrier's ability to provide delivery services to meet the fulfillment and shipping needs. Failure to deliver products to the Company's customers in a timely and accurate manner would harm its reputation and its business and results of operations.

     The Company must establish, maintain and strengthen the Dr. Koop brand in order to attract users to its network and generate revenue from existing and new businesses.

     In order to expand the Company's audience of users, increase its online traffic and successfully implement its new business plans, the Company must establish, maintain and strengthen the Dr. Koop brand. For it to be successful in establishing the Dr. Koop brand, healthcare consumers must perceive it as a reputable source of health information and products, and advertisers, merchants and manufacturers must perceive it as an effective marketing and sales channel for their products and services. In addition, the Company must be perceived as being financially stable. If the Company's marketing efforts are not productive or if the Company cannot strengthen the Dr. Koop brand, its website will receive a lower level of user traffic and the Company may experience a decline in the number of advertisers, content providers and sponsors who support its website. In addition, the Company may not be able to implement its offline business model in the consumer products and home healthcare areas. A key element of the Company's strategy to establish, maintain and strengthen the Dr. Koop brand is to encourage consumers to associate it with Dr. C. Everett Koop. The Company believes that consumers consider Dr. Koop to be a trustworthy and credible leader in the healthcare field, although at times he has been at the center of controversy on various healthcare-related issues. The Company cannot assure you, however, that Dr. Koop will maintain this reputation, and any damage to his reputation may reduce the commercial viability of the Dr. Koop brand. Allegations of impropriety, even if unfounded, could therefore damage Dr. Koop's reputation and may adversely materially affect the Company's business. In addition, the Company's relationship with Dr. Koop terminates for any reason, the Company will need to change the name of its website and its business, and devote substantial resources towards building a new marketing and brand strategy.

     Key elements of our marketing and brand building strategies are dependent on our relationship with Dr. C. Everett Koop.

     A key element of our strategy is to associate our company with former U.S. Surgeon General, Dr. C. Everett Koop, Co-Chairman of the Board of our company and a person who we believe is viewed by consumers as a trustworthy and credible leader in the health and wellness fields. We recently entered into a Third Amended and Restated Name and Likeness Agreement with Dr. Koop, which supersedes our previous agreement with him, and which permits us to use his image, name and likeness in connection with our medical and health information network as well as medical, healthcare and/or wellness-related services, products and/or commerce. Under the agreement, our use of Dr. Koop's name, image or likeness is subject to his prior written approval of the resulting products, although he may not unreasonably withhold his approval. The Dr. Koop agreement is exclusive and for a term of seven years, subject to automatic renewal for additional five-year terms unless it is terminated by either party not more than 270 and not less than 180 days before the end of each term. The agreement further provides that Koop may only terminate in the event we are in material breach of the contract and do not cure that material breach within a designated timeframe or under certain other circumstances. If the Dr. Koop agreement is terminated other than due to a breach or default by us, we will have the right to use the name, image or likeness of Dr. Koop on a non-exclusive basis, potentially with other users of his name and likeness. Additionally, we will have the right to use the name, image or likeness of Dr. Koop on an exclusive basis, with respect to any products or services involving or related to our medical and health information network, as well as medical, healthcare and/or wellness-related services, products, or commerce for a period of five years after the termination of the agreement. Furthermore, Dr. Koop's name, image or likeness may not be licensed or otherwise conveyed to any direct competitor. If we default in our obligations and do not promptly cure the default, Dr. Koop may terminate the Dr. Koop agreement, no rebranding period will apply and we would lose all rights to use Dr. Koop's name, image and likeness on the 90th day after such termination. Dr. Koop may also terminate the Dr. Koop agreement under certain circumstances upon a change in control of our company to which Dr. Koop does not give his prior consent, in which event the agreement automatically terminates and all rights in the Dr. Koop name granted under the agreement immediately revert to Dr. Koop. The rights granted to us under this agreement are intended to survive the incapacity or death of Dr. Koop. Upon the occurrence of any such event, all actions with respect to Dr. Koop under the agreement, including Dr. Koop's approval rights, will be exercisable on behalf of Dr. Koop by a representative designated by Dr. Koop, currently his son.

     If our agreement with Dr. Koop is terminated prior to the end of its current term or not renewed at the end of its current term, we would need to change the name of our website and would need to devote substantial resources towards building a new marketing and brand strategy. Without the ability to use Dr. Koop's name and likeness or Dr. Koop's participation in our business, we may not be able to continue to attract a significant amount of user traffic and advertisers to our website. If Dr. Koop ends his affiliation with us, we could suffer a significant loss of credibility and trust with health consumers as a result. Any development that would cause Dr. Koop (or his representative upon Dr. Koop's incapacity or death) to exercise his right to terminate his relationship with us or which otherwise would cause us to lose the benefits of our affiliation with him would cause our business, results of operation and financial condition to suffer. We do not maintain "key person" life insurance for Dr. Koop or any of our personnel.

     The Company has terminated its major portal contracts which may result in reduced traffic to its website.

     On April 9, 1999, the Company entered into agreements with Infoseek Corporation and the Buena Vista Internet Group, units of The Walt Disney Company, under which the Company became the exclusive provider of health and related content on three websites of the GO Network. Under the Infoseek agreement, the Company was also the premier health content provider for ABCNews.com. The term of these agreements was for three years and they required the Company to pay an aggregate of $57.9 million in cash over three years. The Company also issued warrants to acquire 775,000 shares of its common stock at an exercise price of $8.60 per share. Additionally, on July 1, 1999, the Company entered into agreements with America Online, Inc. under which the Company became the premier health content provider across five AOL brands: America Online, CompuServe, AOL.com, Netscape Netcenter and Digital City. The term of the agreement was for four years and it required the Company to pay $89 million over four years, plus issue fully vested and performance-based warrants to purchase shares of the Company's common stock. These transactions were premised on the assumption that the traffic to the Company's website that would be obtained from these arrangements would permit it to earn revenues greater than the payments made to them. These assumptions proved to be untrue, and since the Company was unsuccessful in generating sufficient revenues to offset these expenditures, the Company renegotiated these agreements. Both of these agreements were renegotiated in April 2000 and are no longer in effect.

     Due to our renegotiation, the carriage of the Company's service on the GO Network has ended and the Company's relationship with AOL has terminated. The Company and AOL remain parties to a separate contract for which the Company was paid $8.0 million in advance. This contract imposes obligations on the Company relating to the development of a personal medical record tool and could result in potential financial penalties to the Company if such tool is not satisfactorily developed by it.

     In order to attract and retain its audience of users, the Company must provide health content, tools and other features, which meet the changing demands of those users.

     One of the Company's fundamental business objectives is for its website to be a reputable source of health information and services. As with any form of media that depends on consumer usage and interest, the Company has to provide editorial content and other features such as interactive tools between users and its website in order to continue to attract and retain its audience of users. The Company expects that competitive factors will create a continuing need for it to retain, improve and add to its editorial content, interactive tools and other features. The Company will not only have to expend significant funds and other resources to continue to improve its network, but the Company must also properly anticipate and respond to consumer preferences and demands. Competition for content has increased the fees charged by high quality content providers and the Company expects this trend to continue. The addition of new features will also require that the Company continue to improve the technology underlying its website. These requirements require significant time and financial commitments, and the Company may fail to implement them quickly and efficiently. If the Company fails to expand the breadth of its offerings quickly or if these offerings fail to achieve market acceptance, the Company's business will suffer significantly as a result of decreased consumer interest in its website and a reduction in advertising and sponsorship revenues.

     The Company's online business model relies on Internet advertising and sponsorship activities, which may not be an effective or profitable marketing media and may create a perceived conflict of interest issue.

     Although the Company's revised business plan focuses on sources of revenue in addition to advertising, its future continues to depend in part on increased use of the Internet as an advertising medium. The Company expects to derive a portion of its revenues from advertising and sponsorships. The Internet advertising market is new and rapidly evolving, and the Company cannot yet predict its effectiveness as compared to traditional media advertising. As a result, demand and market acceptance for Internet advertising solutions remain uncertain. Most of the Company's current or potential advertising customers have little or no experience advertising over the Internet and have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Such customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. The Company cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the market for

Internet advertising fails to develop or develops more slowly than we expect, then the Company's ability to generate advertising revenues would suffer. Further, the Company's relationship with advertisers and sponsors could be perceived as a conflict of interest by users regardless of the safeguards put in place to segregate the Company's editorial and commercial activities. The Company is cognizant of the decline in the Internet advertising market and will strive to reduce its dependence on advertising revenues in the future.

     Companies use various pricing models to sell advertising on the Internet. For example, some arrangements rely on the display of an "impression" to a user, while others require that the user gain access to the advertiser's website by clicking on a direct link located on the Company's website. It is difficult for the Company to predict which, if either, will emerge as the industry standard, thereby making it difficult to project its future advertising rates and revenues. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a website, no accurate measurement of visitors to a website, and no one accurate measurement for any given Internet visitor metric. The Company's advertising revenues could also suffer in the same way if the Company is unable to adapt to new forms of Internet advertising. Moreover, "filter" software programs have become available in the marketplace that filter, limit or prevent advertising from being delivered to an Internet user's computer. Widespread adoption of this software could halt the commercial viability of Internet advertising.

     The process of managing advertising is an increasingly important and complex task. The Company has retained L90, Inc. to perform ad sales representation and to act as its exclusive third party advertising sales agent for its website. There can be no assurance that the Company or third party companies will effectively manage and measure the placement of advertisements on the Company's websites and that errors will not occur. The Company cannot assure you that there will be no miscalculations of these or other measurements in the future. Any miscalculations or other problems with reporting these measurements could have a material adverse effect on the Company's business, financial condition or stock price.

     In order to execute the Company's growth plan the Company must attract, retain and motivate highly skilled employees, and the Company faces significant competition from other Internet-related, "brick and mortar" and traditional media companies in doing so.

     The Company's ability to execute its growth plan and be successful also depends on its continuing ability to attract, retain and motivate highly skilled employees. In addition to Dr. C. Everett Koop, the Co-Chairman of the Board, the Company depends on the continued services of key board members, its senior management and other personnel. The Company has faced particular challenges recently in light of its well-publicized difficulty in obtaining funds and capital, its low stock price which has fallen below the exercise price of most of the stock options granted to employees and a very competitive labor market for technology workers. In addition, market trends indicate that many employees are generally seeking jobs with traditional "brick and mortar" companies, which are perceived as providing better job security, as opposed to Internet-related businesses. Recently, a significant number of the Company's employees have been terminated in cost cutting efforts or voluntarily departed to pursue other opportunities. The Company may be unable to retain its key employees or attract, assimilate or retain other highly qualified employees in the future. The Company has from time to time in the past experienced, and the Company expects to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If the Company does not succeed in attracting new personnel or retaining and motivating its current personnel, the Company will experience difficulty in sustaining the level and quality of its business.

     The Company depends, and will continue to depend on third-party relationships, many of which are short-term or terminable, to generate advertising and provide it with content.

     The Company depends, and will continue to depend, on a number of third-party relationships to increase traffic on www.drkoop.com and www.drDrew.com and generate advertising and other revenues. Outside parties on which the Company depends include unrelated website operators that provide links to the Company's website, providers of health content and portals which provide it with the ability to operate and run the website. Many of the Company's arrangements with third-party Internet sites and other third-party service providers are not exclusive and are short-term or may be terminated at any time by either party. The Company cannot assure you that third parties regard the Company's relationship with them as important to their own respective businesses and operations. They may reassess their commitment to the Company at any time in the future and may develop their own competitive services or products. In addition, there can be no assurance that the businesses of such operators and providers will remain viable and continue operations in the future.

     The Company intends to produce only a portion of the health content that will be found on its network. The Company will rely on third-party organizations that have the appropriate expertise, technical capability, name recognition, reputation for integrity and willingness to syndicate product content for branding and distribution by others. The Company's content agreement for the Drug Checker feature on the Company's website is up for renewal in the next year. Failure to renew existing content relationships may result in a competitor acquiring a key content provider on an exclusive basis. This could make the Company's network less attractive or useful to end users, which could reduce the Company's advertising and e-commerce revenues.

     The Company cannot assure you that it will be able to maintain relationships with third parties that supply it with content, carriage, software or related products or services that are crucial to the Company's success, or that such content, carriage, software, products or services will be able to sustain any third-party claims or rights against their use. Also, the Company cannot assure you that the content, software, products or services of those companies that provide access or links to the Company's website will achieve market acceptance or commercial success. As a result, the Company's existing relationships might not result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for it.

     If the Company's ability to expand its network infrastructure is constrained in any way the Company could lose customers and suffer damage to its operating results.

     Presently, a relatively limited number of consumers use the Company's website. The Company must continue to expand and adapt its network infrastructure to accommodate additional users, increased transaction volumes and changing consumer and customer requirements and preferences. The Company may not be able to accurately project the rate or timing of increases or changes, if any, in the use of its website or to expand and upgrade its systems and infrastructure to accommodate such increases or changes, if any. The Company's systems may not accommodate increased use while maintaining acceptable overall performance. Service lapses could cause its users to instead use the online services of its competitors.

     Many of the Company's service agreements, such as those with its online community's partners, contain performance standards. If the Company fails to meet these standards, its partners could terminate their agreements with it or require that the Company refund part or all of the license fees. The loss of any of the Company's service agreements and/or associated revenues would directly and significantly impact the Company's business. The Company may be unable to expand or adapt its network infrastructure to meet additional demand or its customers' changing needs on a timely basis, at a commercially reasonable cost, or at all.

     The Company may have liability for information it provides on its website or which is accessed from its website.

     Because users of the Company's website access health content and services relating to a condition they may have or may distribute the Company's content to others, third parties may sue it for defamation, negligence, copyright or trademark infringement, personal injury or other matters. The Company could also become liable if confidential information is disclosed inappropriately. These types of claims have been brought, sometimes successfully, against online service providers in the past. Privacy concerns have also resulted in recent actions by the Federal Trade Commission and other government agencies. Others could also sue it for the content and services that are accessible from the Company's website through links to other websites or through content and materials that may be posted by its users in chat rooms or bulletin boards. While the Company's agreements, including those with content providers, in some cases provide that the Company will be indemnified against such liabilities, such indemnification, if available, may not be adequate. The Company's insurance may not adequately protect it against these types of claims. Further, its business is based on establishing the drkoop network as a trustworthy and dependable provider of health information and services. Allegations of impropriety, even if unfounded, could therefore damage the Company's reputation and business.

     Any failure or inability to protect the Company's intellectual property rights could adversely affect the Company's business.

     The Company's intellectual property is important to its business. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect the Company's intellectual property. The service mark "DRKOOP.COM" is registered in the United States, and other applications are pending for other service marks which incorporate the Dr. Koop name. The Company intends to change its corporate name to Dr. Koop LifeCare Corporation. In connection therewith, the Company has filed an application for registration of the "DR. KOOP LIFECARE" service mark in the United States. The Company has received a demand letter from Lifecare, Inc., claiming infringement of the "LIFECARE" mark. The Company responded by denying any infringement. Although the Company does not believe that its proposed use of "DR. KOOP LIFECARE" will infringe upon the service mark rights of LifeCare, Inc. and intends to change its corporate name to Dr. Koop LifeCare Corporation, the Company cannot assure you that it will not be required to discontinue all uses of "LIFECARE" as part of its name and service marks. The Company also owns applications and registrations in the United States for other marks. The Company's right to use the Dr. Koop name is granted to it under an agreement with Dr. C. Everett Koop. If the Company loses its right to use the Dr. Koop name (or, after the name change, the Dr. Koop LifeCare name), the Company would be forced to discontinue use of the service marks, change its corporate name and adopt a new domain name. These changes could confuse current and potential customers and would adversely impact the Company's business. The Company also relies on a variety of technologies that are licensed from third parties, including the Company's database and Internet server software, which is used in its website to perform key functions. These third-party licenses may not be available to it on commercially reasonable terms in the future.

     We do not expect to pay dividends, and investors should not invest in our common stock expecting to receive dividends.

     We have never declared or paid any cash dividends on our capital stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. Holders of Series D Preferred and Series E Preferred are entitled to receive quarterly dividends at the rate of 8% per annum and are payable only when, as, and if declared by our Board of Directors. Such dividends are noncumulative. No dividends may be paid on any common stock or any security junior to the Series D Preferred and Series E Preferred unless all dividends on the Series D Preferred and Series E Preferred for past and current dividends have been paid. Investors should not purchase our common stock with the expectation of receiving cash dividends. In addition, if the Company issues additional shares of preferred stock in the future, holders of such shares would likely be entitled to a dividend preference as well over holders of common stock.

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

     Risks Related to the Company's Industry

     e-Business Division

     Consumers and the healthcare industry must accept the Internet as a source of health content and services for the Company's business model to be successful.

     To be successful, the Company must attract to its network a significant number of consumers as well as other participants in the health industry. To date, consumers have generally looked to healthcare professionals as their principal source for health and wellness information. The Company's business model assumes that consumers will use health information available on its network, that consumers will access important health needs through electronic commerce using its website, and that local healthcare organizations and other participants in the healthcare industry will affiliate with it. The Company's business model also assumes that the services provided on its network will be supported in part by advertising, sponsorship and similar activities purchased by companies with commercial interests in the healthcare industry and that consumers will accept this practice. The Company's prior business model has been proven to be unsuccessful and the Company has not reached break-even as to earnings or cash flow. In addition, its revenues that have historically been and continue to be primarily based on advertising and e-commerce, have declined significantly in the last twelve months. Revenues from the Company's e-Business segment for the quarter ended September 30, 2001 were $490,000 as compared to revenues of $2 million for the quarter ended September 30, 2000.

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

     - health-related online services or websites targeted at consumers, such as healthcentral.com, healthgate.com, intelihealth.com, mayohealth.org, thriveonline.com and webmd.com;

     - online and Internet portal companies, such as America Online, Inc.; Microsoft Network; Yahoo! Inc.; Excite@Home, Inc.; and Lycos Corporation, which commonly distribute multiple sources of health data;

     - electronic merchants and conventional retailers that provide health goods and services competitive to those available from links on its website;

     - hospitals, HMOs, managed care organizations, insurance companies and other healthcare providers and payors which offer healthcare information through the Internet; and

     - healthcare information technology organizations such as Healtheon/WebMD, Cerner, IDX and Eclipsys.

     Many of these potential competitors are likely to enjoy substantial competitive advantages compared to the Company, including:

     -    the ability to offer a wider array of online products and services;

     -    larger production and technical staffs;

     -    greater name recognition and larger marketing budgets and resources;

     -    larger customer and user bases; and

     -    substantially greater financial, technical and other resources.

     To be competitive, the Company must respond promptly and effectively to the challenges of technological change, evolving standards and its competitors' innovations by continuing to enhance its products and services, as well as its distribution, sales and marketing channels. The Company must also meet or exceed evolving consumer expectations and competitive standards regarding medical ethics, Internet ethics and privacy concerns. Increased competition could result in a loss of the Company's market share or a reduction in its prices or margins. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services or consolidate with each other or form other strategic alliances.

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

     Consumers may sue the Company if any of the products or services that are sold through its website are defective, fail to perform properly or injure the user, even if such goods and services are provided by unrelated third parties. Some of the Company's agreements with manufacturers, retailers and other providers contain provisions intended to limit its exposure to liability claims. These limitations may not however prevent all potential claims, and the Company's insurance may not adequately protect it from these types of claims. Liability claims could require it to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could seriously damage the Company's reputation and its business.

     Internet capacity constraints may impair the ability of consumers to access the Company's website, which could hinder its ability to generate advertising revenues.

     The Company's success will depend, in part, upon a robust communications industry and infrastructure for providing Internet access and carrying Internet traffic. The Internet may not prove to be a viable commercial medium because of:

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

     The Company's online business is dependent on the continuous, reliable and secure operation of its website and related tools and functions it provides as well as the Internet generally. The Company relies on the Internet and, accordingly, depends upon the continuous, reliable and secure operation of Internet servers and related hardware and software. Recently, several large Internet commerce companies have suffered highly publicized system failures, which resulted in adverse reactions to their stock prices, significant negative publicity and, in certain instances, litigation. There have also been recent incidents involving significant disruptions to websites and the Internet generally caused by hackers through the spread of computer viruses, denial of service attacks or similar actions which compromise network security and reliability or damage the personal computers and networks of users. The Company has also suffered service outages from time to time, although to date none of these interruptions has significantly harmed its business operations or financial condition. To the extent that the Company's service is interrupted, its users will be inconvenienced, the Company's commercial customers will suffer from a loss in advertising or transaction delivery may be diminished and the Company's reputation may be damaged. Some of these outcomes could directly result in a reduction in its stock price, significant negative publicity and litigation. The Company's computer and communications hardware are protected through physical and software safeguards. However, they are still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. The Company does not have full redundancy for all of its computer and telecommunications facilities and does not maintain a back-up data facility. The Company's business interruption insurance may be inadequate to protect it in the event of a catastrophe. The Company also depends on third parties to provide potential users with web browsers and Internet and online services necessary for access to its website. In the past, the Company's users have occasionally experienced difficulties with Internet and other online services due to system failures, including failures unrelated to its systems. Any sustained disruption in Internet access provided by third parties could adversely impact our business for the same reasons as stated above.

     Growth of Internet businesses, particularly in the healthcare sector, may be impacted by privacy or security concerns.

     In February of 2000, concerns about access to consumers' private data on the Internet were raised through published reports regarding whether the practices of a large third-party ad serving corporation could result in the identification of individual consumers by their Internet behavior. In response to these reports, the Company took immediate action, such as designating a Chief Privacy Officer; launching a privacy center, which explains to consumers issues regarding online privacy; releasing a more detailed privacy statement; and severing our business relationship with our ad serving company and replacing it with an in-house ad serving solution, which was subsequently moved to another third-party ad server with whom the Company has successfully negotiated a specialized privacy protection agreement. Pursuant to this agreement, personally identifiable information will not be collected from consumers without the specific opt-in consent of the consumer for the purpose intended, and furthermore, where such information is voluntarily provided by the consumer, it will be protected and not shared without a specific consent by the consumer to do so. In December 1999, the Company helped form a consortium of over a dozen e-Health companies called Hi-Ethics, which is dedicated to adopting "best practice standards" for companies in the sector. The group ratified and released privacy principles related to content, advertising, electronic commerce, and connectivity in the second quarter of 2000.

     The Company retains confidential customer information in its database, and there is no way of determining whether the usage of health websites may be adversely impacted by such concerns. While the Company's privacy statement makes clear that no personally identifiable user data will be shared without such individual's express consent, it is critical that the facilities and infrastructure which allow it to enforce this policy remain secure and are perceived by consumers to be secure. Despite the implementation of privacy and security measures, its infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive events. Security and privacy are important concerns for the Company especially as it develops additional interactive tools which will retain private user data on its system, and any perception that this personal data is not private and secure would likely be a severe public relations problem for the Company and its brand.

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

     Since the Company operates a health network over the Internet, the Company's business is subject to government regulation specifically relating to medical devices, the practice of medicine and pharmacology, healthcare regulation, insurance and other matters unique to the healthcare area.

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

     -    the regulation of government and third-party cost reimbursement; and

     -    the regulation of insurance sales.

     FDA Regulation of Medical Devices. The U.S. government considers some computer applications and software to be medical devices and subjects these medical device applications and software to regulation by the United States Food and Drug Administration. The Company does not believe that the FDA will regulate the Company's current applications or services; however, the Company's applications and services may become subject to FDA regulation. Additionally, the Company may expand its application and service offerings into areas that subject it to FDA regulation. The Company has no experience in complying with FDA regulations. The Company believes that complying with FDA regulations would be time consuming, burdensome and expensive and could delay or prevent the Company's introduction of new applications or services.

     Regulation of the Practice of Medicine and Pharmacology. The practice of medicine and pharmacology requires licensing under applicable state law. The Company has endeavored to structure its website and online affiliate relationships to avoid violation of state licensing requirements, but a state regulatory authority may at some point allege that some portion of our business violates these statutes. Any such allegation could impact on our business by resulting in lawsuits or otherwise requiring that the Company substantially change its business to comply with those statutes. If the Company were required to comply with these licensing statutes, compliance could be costly or not possible. Further, any liability based on a determination that the Company engaged in the practice of medicine without a license may be excluded from coverage under the terms of the Company's current general liability insurance policy. The operations of the Company's Dr. Koop LifeCare business, as described below, will be subject to these legal requirements.

     State Insurance Regulation. In addition, the Company markets insurance online, offered by unrelated third parties, and receives referral fees from those providers in connection with this activity. The use of the Internet in the marketing of insurance products is a relatively new practice. It is not clear whether or to what extent state insurance licensing laws apply to the Company's activities. The Company has not sought or received a license under any state's insurance laws. If the Company were required to comply with such licensing laws, compliance could be costly or not possible.

     Home Healthcare Division

     The home healthcare market is competitive and subject to lawsuits.

     The segments of the offline healthcare market in which our home healthcare business operates are highly competitive and are becoming more competitive. In each of our lines of business, there are relatively few barriers to entry. Our competitors include national providers and local providers of healthcare products. Also, infusion therapy is being affected by increasing availability in oral form of medications, which previously were available only by intravenous infusion.

     In addition, participants in the healthcare market are subject to lawsuits based upon alleged malpractice, product liability, negligence or similar legal theories, many of which involve large claims and significant defense costs. We face the risk that such claims will increase once we enter other sections of the health and wellness market. We intend to maintain insurance against professional and product liability; however, a successful claim substantially in excess of our insurance coverage limits could have a materially adverse effect upon us. Further, insurance policies are subject to annual renewal, and it may not be possible to obtain liability insurance in the future on acceptable terms to us or at all. Also, claims against us, regardless of their merit or eventual outcome, may have a material adverse effect upon our reputation.

     Complex laws and regulations are applicable to our home healthcare business and future changes in those laws and regulations could have a material adverse effect on us.

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

     At this time, we anticipate that we will be able to comply with the new federal requirements; however although we cannot estimate the cost of compliance with the new and proposed requirements, it will likely have a significant effect on the manner in which our home healthcare business exchanges health information. The cost of compliance, therefore, could have a material adverse effect on our business, financial condition, results of operation or cash flow. Our failure to comply with the new federal laws may result in criminal penalties and civil sanctions.

     Financial relationships between our home healthcare business and physicians or other referral sources are subject to strict and ambiguous limitations under Medicare and Medicaid fraud and abuse laws and under the so-called Stark Law. In addition, the provision of services, pharmaceuticals and equipment are subject to strict licensing and safety requirements. Violations of these laws and regulations could subject us to severe fines, facility shutdowns and possible exclusion from participation in federal healthcare programs such as Medicare and Medicaid. Changes in these healthcare laws, new interpretations of the existing laws, or changes in payment methodologies may have a significant effect on our business and results of operations.

     Pricing and payment pressures could have a material adverse effect on us.

     The healthcare industry is currently experiencing market-driven reforms placing pressure on healthcare providers to reduce healthcare costs. These market-driven reforms are resulting in industry-wide consolidation. The effect of the consolidation may create downward pressure on home healthcare margins as payors such as managed care organizations and suppliers exert pricing pressures on home healthcare providers. IVonyx's commercial and managed care provider customers represented in excess of 80% of IVonyx's annual revenues in 2000. Also, the home healthcare industry is generally characterized by long collection cycles for accounts receivables due to the complex and time consuming requirements for obtaining reimbursement from payors. In connection with the asset acquisition of IVonyx, we did not acquire IVonyx's accounts receivables. Accordingly, we will have to build up the receivables base from which we can collect against which we can borrow. Because we have incurred operating expenses relating to our Dr. Koop LifeCare business before our receivables base is built up and collected, our working capital has been initially negatively impacted. While state prompt-payment laws and management's collection efforts can help accelerate the timing of payment, no assurances can be made that these efforts will be successful in reducing the level of accounts receivables. In addition, few barriers to entry exist in local home healthcare markets. As a result, we may face increased competition in the future that may further increase pricing pressure and limit our ability to maintain or increase our market share. The ultimate timing and effect of these market-driven reforms cannot be predicted. These reforms may result in a material adverse effect on our business, results of operation or financial condition.

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

     Consumer Products Division

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

     The Company's sales of the dietary supplements and other future consumer products are dependent on consumer and industry perception of these products' efficacy, safety and quality.

     While the Company intends that all Dr. Koop branded dietary supplement formulations bearing the Dr. Koop brand be based on scientific evidence, future sales will be highly dependent upon consumers' perception of the safety and quality of Dr. Koop branded products as well as similar products distributed by other companies (which may not adhere to the same quality standards as Dr. Koop branded products). The Company could be adversely affected in the event any of the Dr. Koop branded products or any similar products distributed by other companies should prove or be asserted to be ineffective or unsafe to consumers. In addition, because of the Company's dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume the Dr. Koop branded products as suggested by the manufacturer of such products or other misuse or abuse of the Dr. Koop branded products or any similar products distributed by other companies could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, the Company believes the recent growth experienced by the nutritional supplement market is based in part on national media attention regarding recent scientific research suggesting potential health benefits from regular consumption of certain vitamins and other nutritional products. Such research has been described in major medical journals, magazines, newspapers and television programs. The scientific research to date is preliminary, and there can be no assurance of future favorable scientific results and media attention or of the absence of unfavorable or inconsistent findings.

     Product Liability

     The Company faces risk of exposure to product liability claims in the event that the use of Dr. Koop branded products results in injury. The Company anticipates becoming an additional insured under a new insurance policy to be obtained by Gemini Pharmaceuticals, with which it has contracted to manufacture its dietary supplement product line. In addition, Gemini has agreed to indemnify the Company for injuries to third parties from products covered by its agreement with Gemini. However, there can be no assurance that such insurance will become available through Gemini or if available will be adequate to cover liabilities or that Gemini will be able to comply with its indemnification obligations in the absence of insurance coverage. Even if the insurance coverage through Gemini becomes unavailable, there can be no assurance the Company can obtain insurance at a reasonable cost or at all.

     Complex laws and regulations are applicable to the Company's consumer product business and future changes in those laws and regulations could have a material adverse effect on it.

     The Company has entered into a license agreement with Gemini Pharmaceuticals pursuant to which it will license the Dr. Koop brand to Gemini in connection with the production, promotion, advertisement, sale and distribution of certain dietary supplements. The Company will participate in the ongoing advertisement and marketing efforts relating to these products. Gemini will be responsible for manufacturing, packaging, shipping, distribution and sale of the products, among other responsibilities.

     The Federal Food and Drug Administration ("FDA") regulates the formulations, manufacturing and labeling of dietary supplements in the United States under the Federal Food, Drug and Cosmetic Act, or FFDCA, and the regulations promulgated thereunder. The FFDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. In October 1994, the FFDCA was amended by enactment of the Dietary Supplement and Health Education Act ("DSHEA"), which introduced a new statutory framework governing the composition and labeling of dietary supplements. DSHEA created a new class of dietary supplements, which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. Significantly, the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe.

     In addition, dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 ("NLEA"), which amended the FFDCA, that prohibits the use of any health claims for dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. However, the DSHEA amends the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA pre-approval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements commonly referred to as "structure function" claims may describe how particular nutritional supplements affect the structure, function or general well being of the body.

     The FDA has broad authority to enforce the provisions of the laws and regulations applicable to dietary supplements, including the power to seize adulterated or misbranded products or unapproved new drugs, to request their recall from the market, to enjoin further manufacture or sale, to publicize information about a hazardous product, to issue warning letters, and to institute criminal proceedings. The Company can provide no assurance that either the Company or Gemini will meet all FDA requirements applicable to their respective obligations under the license agreement. Failure of either party to meet such FDA requirements could have a material adverse effect on the Company's results of operations and financial condition.

     The Federal Trade Commission ("FTC"), which exercises jurisdiction over the advertising of dietary supplements, has in the past several years instituted enforcement actions against several dietary supplement companies for false and misleading advertising of certain products. These enforcement actions have resulted in consent decrees, agency cease and desist orders, injunctions, and the payment of fines by the companies involved. In addition, the FTC has increased its scrutiny of infomercials and Internet sites. The FTC has been very active in enforcing its requirements that companies possess adequate substantiation in their files for claims in product advertising. The Company can provide no assurance that the FTC will not scrutinize the advertising of the products that are the subject of the licensing agreement and pursue enforcement actions against the Company or Gemini in the future.

     The Company may also be subject to additional laws and regulations administered by the FDA, the FTC, or other regulatory authorities, such as the individual state attorney generals who have authority under individual state consumer protection laws to impose injunctions and fines within their states. In addition, if the Company elects to distribute or permit the distribution of Dr. Koop branded products in countries other than the United States the Company would become subject to regulatory requirements in those countries. The Company is unable to predict the nature of such laws, regulations, interpretations or applications, nor can the Company predict what effect additional governmental regulations or administrative orders, when and if promulgated, may have on its business. Among other things, they could require the reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation. Any or all of these requirements could have a material adverse effect on the Company's results of operations and financial condition.

     SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains and incorporates by reference, forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. The factors listed in the section captioned "Risk Factors" as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Risk Factors" section and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

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

     PART II -- OTHER INFORMATION

     Item 1. Legal Proceedings

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a consolidated class action lawsuit (the "Consolidated Action") in the United States District Court for the Western District of Texas captioned In re drkoop.com, Inc. Securities Litigation. The Consolidated Action, which is maintained on behalf of purchasers of the Company's securities, alleges violations of the federal securities laws. On October 16, 2000, pursuant to statutory procedural requirements, the Court selected lead plaintiffs for the plaintiff class and approved lead plaintiffs' selection of lead plaintiffs' counsel. On or about January 11, 2001, the lead plaintiffs filed a Consolidated Amended Complaint. In June of 2001, the Consolidated Action was settled in principle, and a Memorandum of Understanding has been executed by counsel for plaintiffs and defendants to evidence the agreement in principle. The settlement contemplates a $4.25 million cash payment by the Company's insurance carriers and the issuance of 4,000,000 7-year warrants to the plaintiffs with an exercise price of $2.50 per share. The settlement is subject to court approval. In connection with the settlement, the Company recorded a charge for the 4,000,000 warrants to be issued with a fair value of $584,000, based on Black-Scholes valuation with the following weighted average assumptions: zero dividend yield; 175% volatility; risk free interest rate of 5.0%; and expected life of seven years.

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

     The Company's counsel has also received letters from a representative of a regional office of the United States Securities and Exchange Commission (the "SEC") stating that the SEC is investigating the events and circumstances surrounding the allegations in the Consolidated Action, and asking that voluntarily provide the SEC with information regarding such events and circumstances. The SEC letters state that the SEC's request for information should not be construed as an indication by the SEC that any violation of the federal securities laws has occurred. The investigation described in the letters was commenced by order of the SEC dated August 16, 2000. The Company has responded to the letters. In June of 2001, the SEC began taking deposition testimony from various individuals whom the SEC believes have personal knowledge of the events under investigation. The Company has voluntarily cooperated with the SEC with regard to these depositions.

     The Company and certain of its prior officers and directors are defendants in a lawsuit in the District Court of Travis County, Texas (53rd Judicial District) captioned F. Dennis Pryor III v. drkoop.com, Inc. et al. The lawsuit, which was filed on February 14, 2001, has been brought by purchasers of convertible promissory notes issued by the Company. Plaintiffs assert various claims based on the allegations that they were misinformed as to the length of the holding period upon conversion of the notes into the Company's common stock and breach of contract. In October 2001, the parties entered into a memorandum of understanding settling the action, and the final settlement papers were signed on November 6, 2001. The cash component of the settlement was paid by the Company's insurance carrier.

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

     The Company and certain of its prior officers and directors and one of its current directors are defendants in a class action lawsuit in the United States District Court for the Southern District of New York captioned Gertsberg vs. drkoop et al. and two nearly identical actions. The lawsuits, which were filed on July 11, 2001, have been brought on behalf of a purported class of purchasers of the Company's common stock between June 8, 1999 and December 6, 2000. The complaint alleges that the defendants violated federal securities laws by issuing and selling common stock pursuant to the Company's initial public offering without disclosing to investors that some of the underwriters in the offering, including the lead underwriters, had solicited and received undisclosed and excessive commissions from certain investors. Similar lawsuits have been filed with respect to a large number of companies, which completed their initial public offerings in 1999 and 2000. The Company believes that the claims alleged in the lawsuit are primarily directed at the underwriters of the Company's initial public offering and, as they relate to the Company, are without merit. The Company intends to defend the lawsuit vigorously.

     The Company is a defendant in a lawsuit in the Superior Court for the State of California of the County of Los Angeles, West District, captioned Transamerica Business Credit Corporation vs. drkoop.com, Inc. The lawsuit, which was filed on July 3, 2001, alleges that the Company wrongfully took possession of certain leased equipment owned by Transamerica and seeks monetary damages in excess of $1.75 million and return of the equipment. The parties are currently in settlement negotiations.

     The Company cannot predict the outcome of the litigation matters described above or the extent to which the costs of defense and any settlement or award will be covered by its insurance policies. An adverse determination on one or more of these matters could result in a material adverse effect on the Company's financial condition and results of operations.

     The Company is also involved in other claims and disputes which are incidental to the regular conduct of business and which the Company does not presently believe to be material.

     Item 2. Changes in Securities and Use of Proceeds

     Private Placement of Series E Preferred Stock

     In August 2001, we completed a private placement of our Series E 8% Convertible Preferred Stock (the "Series E Preferred"). The following summaries of our Series E Preferred and of agreements that we have entered into are qualified by references to the agreements and certificate of designation of our Series E Preferred which we filed as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2001. We urge our investors to review the full text of those documents that define the rights of the Series E Preferred.

     General

     We issued an aggregate of $5.2 million of Series E Preferred in connection with our private placement. The offering was made solely to a limited number of accredited investors by way of a private placement effected pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder, and was exempt from registration under the Securities Act. Commonwealth Associates, L.P. ("Commonwealth") acted as placement agent in the private placement. The 520,000 shares of Series E Preferred issued in the private placement are initially convertible into 65,000,000 shares of our common stock reflecting a conversion price of $0.08 per share. This conversion price is subject to adjustments. The placement agent received warrants and other compensation for placing the securities. Please see "Compensation to Placement Agent" for more details.

     Series E Preferred

     The Series E Preferred, which was issued for an initial issuance price of $10.00 per share, has a liquidation preference of $15.00 per share, plus accrued and unpaid dividends, which is payable upon:

     - a merger or consolidation of our company with or into another corporation or other entity where the stockholders of our company immediately prior to such event do not retain more than a fifty percent (50%) voting power or equity interest in our company or the successor corporation or other entity, as the case may be,

     -    a sale of all or substantially all of the assets of our company, or

     - an acquisition of at least fifty (50%) percent or more of the voting power or equity interest in our company by a single person or "group" (as determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended).

     We may elect to pay the liquidation amount in shares of our common stock in lieu of cash. The liquidation preference of the Series E Preferred is payable to holders of record of the Series E Preferred before and in preference to any distribution to the holders of the common stock, the Series D 8% Convertible Preferred Stock (the "Series D Preferred") or any other security junior to the Series E Preferred.

     Holders of Series E Preferred are entitled to receive quarterly dividends at the rate of 8% per annum and are payable only when, as, and if declared by our Board of Directors. Such dividends are noncumulative. No dividends may be paid on any common stock, the Series D Preferred or any security junior to the Series E Preferred unless all dividends on the Series E Preferred for past and current dividends have been paid. We may elect to pay dividends in shares of our common stock in lieu of cash.

     The holders of Series E Preferred are entitled to vote their shares of Series E Preferred on an as-converted basis with the holders of common stock as a single class on all matters submitted to a vote of the holders of common stock, except as otherwise required by applicable law. This means that each share of Series E Preferred will be entitled to a number of votes equal to the number of shares of common stock into which it is convertible on the applicable record date.

     Each of the Series E Preferred stockholders may, at his or her option, convert each share of his or her Series E Preferred, into a number of shares of common stock determined by dividing the face value of the Series E Preferred (i.e., $10.00 per share) by the conversion price, initially $0.08 per share. The Series E Preferred will automatically convert into shares of common stock at the then applicable conversion price upon either a public offering or private placement of our common stock raising gross proceeds in excess of $25.0 million, at a price per share in excess of $1.50 (as adjusted for stock splits, recapitalizations and other similar events). The initial $0.08 conversion price of our Series E Preferred is subject to adjustment for stock splits, recapitalizations and other similar structural events. In addition, the conversion price is subject to adjustment in the event we issue securities at a price per share less than the then current market price of our common stock or the conversion price of these Series E Preferred, subject to certain exceptions. In addition, if the average closing bid price for our common stock for the 20 trading days preceding August 21, 2002 is less than the then applicable conversion price, the conversion price will automatically be reset to such lower price.

     We may, at our option, cause each share of Series E Preferred to convert into shares of common stock at the conversion price at such time as the closing bid price for our common stock has equaled or exceeded twice the conversion price for a period of 20 consecutive trading days, provided that (i) our the common stock is trading on a national securities exchange, the Nasdaq Small Cap, National Market System or the Over the Counter Bulletin Board, (ii) the shares underlying the Series E Preferred Shares are fully registered for resale pursuant to an effective registration statement and are not subject to any lock-up provisions, and (iii) the number of the Series E Preferred which can be converted in any 30 day period will be limited to the number of shares of common stock underlying the Series E Preferred equal to 10 times the average daily trading volume during the 20-day look-back period set forth above.

     The $0.35 conversion price of our Series D Preferred and the $0.35 exercise price of the common stock warrants we issued in August 2000 in connection with the sale of the Series D Preferred are both subject to adjustment for stock splits, recapitalizations and other similar structural events or in the event we issue securities at a price per share less than the then current market price of our common stock or the then applicable conversion or exercise price of such securities, subject to certain exceptions. Because the conversion price of the Series E Preferred is less than $0.35, we sought and obtained waivers from a majority of the holders of the Series D Preferred and of such common stock warrants. We believe such waivers are binding on all holders of our Series D Preferred in their capacity as such and on each holder of common stock warrants that executed such a waiver. In connection with the consummation of the financing, we received an opinion of our Delaware counsel to the effect that, subject to the assumptions, exceptions, limitations and qualifications set forth in the opinion, a Delaware court, if properly presented with the question, would more likely than not treat the waiver as effective under Delaware law with respect to holders of the Series D Preferred. However, we cannot assure you that a holder of Series D Preferred that does not execute a waiver will not challenge this conclusion, though we intend to vigorously defend against any such challenge.

     Certain of our directors, executive officers and beneficial holders of 5% or more of our common stock or their affiliates purchased shares of the Series E Preferred in this private placement as follows: (1) Prime Ventures, LLC, of which Mr. Rosenblatt, our Co-Chairman and Chief Executive Officer, and Edward Cespedes, our Vice-Chairman and Secretary, are Managing Directors, purchased 25,000 shares, (2) Highview Ventures, LLC, of which Mr. Rosenblatt is the sole Managing Member, purchased 12,500 shares, (3) EKC Ventures, LLC, of which Mr. Cespedes is the Chairman, purchased 1,000 shares, (4) Marshall S. Geller, one of our directors, purchased 20,000 shares, (5) ComVest Venture Partners LP, purchased 62,500, (6) Robert Priddy purchased 113,500 shares, and (7) J.F. Shea Co., Inc. purchased 100,000 shares.

     Compensation to Placement Agent

     In connection with the private placement, we (i) paid to Commonwealth a fee in the amount of $300,000, (ii) reimbursed Commonwealth for its out-of-pocket expenses in connection with the private placement in the amount of approximately $115,000, and (iii) issued to Commonwealth seven-year warrants to purchase 36,000 shares of Series E Preferred, at an exercise price of $10.00 per share, subject to adjustment for stock splits, recapitalizations and other similar structural events (the "Agency Warrants"). The Agency Warrants have a seven-year term and are exercisable in full immediately.

     Registration Rights

     We have agreed to file a registration statement under the Securities Act with respect to the resale of the shares of the common stock issuable upon the conversion of the Series E Preferred (including the shares of common stock underlying the Series E Preferred issuable upon the exercise of the Agency Warrants) within three months after the closing of the private placement. Further, we are required to use reasonable best efforts to cause such registration statement to become effective within six months after such closing of the private placement. In addition, we have agreed to grant the holders of these securities unlimited "piggyback" registration rights.

     Acquisition of IVonyx Group Services, Inc.

     As partial consideration for the acquisition of the operating assets of IVonyx, we issued 5 million shares of our common stock and the contingent right to receive additional shares of common stock if certain earnout targets are attained. The issuance of these securities was effected in reliance on Section 4(2) of the Securities Act and Regulation D and Regulation S promulgated thereunder.

     Item 3. Defaults Upon Senior Securities.

          Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders.

          None.

     Item 5. Other Information.

          None.

     Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b) Reports on Form 8-K for the quarter ended September 30, 2001.

     Reports on Form 8-K filed on July 9, 2001: The text of a press release, describing the settlement of a consolidated securities class action lawsuit as well as a shareholder's derivative lawsuit filed in the same court.

     Reports on Form 8-K filed on July 16, 2001: Describing the Company's determination to pursue a private placement financing.

     Reports on Form 8-K filed on July 27, 2001: Describing certain recent developments at the Company, including the Company and IVonyx's agreement to amend the asset purchase agreement, the license agreement entered into by and between the Company and Gemini Pharmaceuticals, a lawsuit filed against the Company and certain of its prior officers and prior and current directors, and certain financial information of the Company.

     Reports on Form 8-K filed on July 31, 2001: Including as an exhibit, Amendment No. 1 of Asset Purchase Agreement, by and among the Company, IVonyx Group Services, Inc., IVonyx, Inc., and drkoop LifeCare, Inc. (formerly known as Infusion Acquisition Sub, Inc.).

     Reports on Form 8-K filed on August 9, 2001: Containing certain historical financial information of IVonyx Group Services, Inc. and pro forma financial information of the Company and IVonyx.

     Reports on Form 8-K filed on August 21, 2001: Describing the Company's consummation of the acquisition of the IVonyx assets.

     Reports on Form 8-K filed on August 30, 2001: Describing the Company's consummation of its Series E preferred stock financing.

     Reports on Form 8-K filed on October 9, 2001: Describing changes to the Company's board of directors.

     Reports on Form 8-K/A filed on November 2, 2001: Containing certain historical financial information of IVonyx Group Services, Inc. and pro forma financial information of the Company and IVonyx.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        drkoop.com, Inc.


Date: November 14, 2001                 /s/ Stephen Plutsky
                                        ----------------------------------------
                                        Name Stephen Plutsky
                                        Title: Chief Financial Officer

                                  EXHIBIT INDEX

 NUMBER                                        DESCRIPTION
 ------                                        -----------
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

 3.5(i) Certificate of Amendment of Restated Certificate of Incorporation of drkoop.com, Inc., a Delaware corporation.

 3.6(v)        Certificate of Designation of Series 8% Convertible Preferred
               Stock of drkoop.com, Inc.

 3.7(xiii)     Certificate of Designation of Series E 8% Convertible Preferred
               Stock of drkoop.com, Inc.

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

 4.3(v) Bridge Warrant to purchase 1,714,607 shares issued to Commonwealth Associates, L.P.

 4.4(v) Bridge Warrant to purchase 6,142,857 shares issued to Commonwealth Associates, L.P.

 4.5(v)        Form of Prime Investor Warrants.

 4.6(v)        Prime Warrants to purchase 3,629,000 shares issued to Prime
               Ventures, LLC.

 4.7(v)        Amended and Restated Registration Rights Agreement dated as of
               August 22, 2000 by and among drkoop.com, Inc., Commonwealth
               Associates, L.P. and the other signatories thereto.

 4.8(xiii)     Agency Warrant to purchase 36,000 shares of Series E 8%
               Convertible Preferred Stock issued to Commonwealth Associates,
               L.P.

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

10.14+(i)      Content License and Distribution Agreement dated March 10, 1999 by and between Company and @Home Network.

10.15(i)       Tradename License Agreement dated January 5, 1999 by and between
               Company and C. Everett Koop, M.D.

10.16(i)       Consulting Letter Agreement dated October 1, 1997 by and between
               Company and C. Everett Koop, M.D.

10.17+(i)      License Agreement dated July 13, 1998 by and between Company and
               Multum Information Services, Inc.

10.18+(i)      Linking Agreement dated February 10, 1999 by and between Company and Physicians' Online.

10.19+(i)      Content License Agreement dated December 11, 1998 by and between
               Company and Excite, Inc. (terminated on March 1, 1999)

10.20+(i)      Interim Linking Agreement dated January 28, 1999 by and between
               Company and Quotesmith.com.

 NUMBER                                        DESCRIPTION
 ------                                        -----------
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

10.51+(iii)    Development and Services Agreement by and between Company and
               America Online, Inc.

10.52(iii)     Registration Rights Agreement by and between Company and America
               Online, Inc.

10.53(iii)     Warrant to Purchase 1,570,932 shares of Common Stock Issued to
               America Online dated July 1, 1999.

10.54+(iii)    Performance Warrant to Purchase 1,570,932 shares of Common Stock
               Issued to America Online dated July 1, 1999.

 NUMBER                                        DESCRIPTION
 ------                                        -----------
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

10.79(iv)      Amendment to the Agreement and Complete Release by and between the Company and Dennis J. Upah dated July 27, 2000.

10.81(v) Amendment to Agency Agreement dated as of August 22, 2000 between the Company and Commonwealth Associates, L.P.

10.81(v)       Letter Agreement dated August 18, 2000 between Commonwealth
               Associates, L.P. and the Company.

10.82(v)       Letter Agreement dated August 22, 2000 between Prime Ventures,
               LLC and the Company.

10.83(v)       Form of Lock-up Agreement.

10.84(v) Non-Qualified Stock Option Agreement dated as of August 22, 2000 by and between the Company and Richard M. Rosenblatt.

 NUMBER                                        DESCRIPTION
 ------                                        -----------
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

10.99(xi)      Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and Edward A. Cespedes.

10.100(xi)     Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and Stephen Plutsky.

10.101(xi)     Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and Greg Taylor.

10.102(xi)     Non-Qualified Stock Option Agreement dated as of April 10, 2001 by and between the Company and William H. Carlson.

10.103(xi)     Engagement Letter dated as of June 8, 2001 by and between the
               Company and Commonwealth Associates, L.P.

10.104(xi)     Non-Qualified Stock Option Agreement dated as of August 6, 2001 by and between the Company and Richard M. Rosenblatt.

10.105* Non-Qualified Stock Option Agreement dated as of August 6, 2001 by and between the Company and Richard M. Rosenblatt.

10.105(xii)    Loan and Security Agreement, dated as of August 20, 2001, by and between drkoop Lifecare, Inc. and Heller Healthcare Finance, Inc.

10.106(xii)    Employment Agreement, dated as of August 20, 2001, by and between drkoop Lifecare, Inc. and G. Peter Molloy, Jr.

10.107**       Non-Qualified Stock Option Agreement, dated as of August 20,
               2001, by and between drkoop.com, Inc. and G. Peter Molloy, Jr.

10.108(xii)    Non-Qualified Stock Option Agreement, dated as of August 20,
               2001, by and between drkoop.com, Inc. and G. Peter Molloy, Jr.

10.109(xii)    Amendment No. 2 to Asset Purchase Agreement, by and among IVonyx
               Group Services, Inc., IVonyx, Inc., drkoop.com, Inc., and drkoop
               LifeCare, Inc. (formerly known as Infusion Acquisition Sub,
               Inc.), dated as of August 8, 2001.

10.110(xii)    Amendment No. 3 to Asset Purchase Agreement, by and among IVonyx
               Group Services, Inc., IVonyx, Inc., drkoop.com, Inc., and drkoop
               LifeCare, Inc. (formerly known as Infusion Acquisition Sub,
               Inc.), dated as of August 17, 2001.

10.111(xiii)   Placement Agency Agreement, dated as of July 27, 2001, by and between drkoop.com, Inc. and Commonwealth Associates, L.P.

 NUMBER                                        DESCRIPTION
 ------                                        -----------
10.112(xiii)   Form of Subscription Agreement (including the Registration Rights
               Agreement attached as Annex A thereto), by and between the
               Company and purchasers of Series E 8% Convertible Preferred
               Stock).

10.113         First Amendment to Employment Agreement, dated as of October 1,
               2001, by and between drkoop.com, Inc. and William H. Carlson.

10.114         First Amendment to Employment Agreement, dated as of October 1,
               2001, by and between drkoop.com, Inc. and Stephen Platsky.

10.115         First Amendment to Employment Agreement, dated as of October 1,
               2001, by and between drkoop.com, Inc. and Richard Rosenblatt

10.116         First Amendment to Employment Agreement, dated as of October 1,
               2001, by and between drkoop.com, Inc. and Greg Taylor.

10.117         First Amendment to Third Amended and Restated Name and Likeness
               Agreement, dated as of October 1, 2001, by and between drkoop.com, Inc. and C. Everett Koop.

------------

(i)     Incorporated by reference from the Company's Form S-1 (333-73459).

(ii) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and six months ended June 30, 1999, filed August 13, 1999.

(iii) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and nine months ended September 30, 1999, filed November 15, 1999.

(iv) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and six months ended June 30, 2000, filed August 21, 2000.

(v) Incorporated by reference from the Company's current report on Form 8-K dated August 22, 2000, filed September 1, 2000.

(vi) Incorporated by reference from the Company's annual report on Form 10-K dated December 31, 2000, filed April 2, 2001.

(vii) Incorporated by reference from the Company's current report on Form 8-K dated April 13, 2001, filed April 16, 2001.

(viii) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2001.

(ix) Incorporated by reference from the Company's current report on Form 8-K dated July 27, 2001, filed July 27, 2001.

(x) Incorporated by reference from the Company's current report on Form 8-K dated July 31, 2001, filed July 31, 2001.

(xi) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter and six months ended June 30, 2001, filed August 14, 2001.

(xii) Incorporated by reference from the Company's current report on Form 8-K dated August 20, 2001, filed August 21, 2001.

(xiii) Incorporated by reference from the Company's current report on Form 8-K dated August 20, 2001, filed August 30, 2001.

+ Company has requested confidential treatment pursuant to Rule 406 for a portion of the referenced exhibit and has separately filed such exhibit with the Commission.

* The Company is filing the this exhibit in this report because the prior exhibit filed in the Company's quarterly report on Form 10-Q for the quarter and six months ended June 30, 2001, filed August 14, 2001 contained certain clerical errors.

** The Company is filing the this exhibit in this report because the prior exhibit filed in the Company's current report on Form 8-K dated August 20, 2001, filed August 21, 2001 contained certain clerical errors.